Form 10-K
period 2011-12-31
UNIVERSAL TECH CORP
filed 2012-03-01
CIK 1530874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-177209

UNIVERSAL TECH CORP.

(Exact name of registrant as specified in charter)

Delaware	45-24003399
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1608 S. Ashland Ave #70547
Chicago, Illinois	60608-2013
(Address of Principal Executive Offices)	(Zip Code)

1-855-334-3331
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes    ☐      No       ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐      No       ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      ☐      No      ☑

Number of shares of common stock outstanding as of February 20, 2012 was 2,090,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

PART I

Item 1. Description of Business.

As used in this annual report, references to “Universal Tech,” “Universal Tech Corp.,” the “Company,” “we,” “our,” or “us” refer to Universal Tech Corp., unless the context otherwise indicates.

Forward-Looking Statements

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, such forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

Universal Tech Corp. was incorporated under the laws of the State of Delaware on May 17, 2011. We are a development stage company that has generated only $102,455 in revenues to date (of which $78,455 was generated after the date of our financial statements). Since inception we have sold five works of art to investors in Israel and the United Kingdom. We are focused on leveraging the burgeoning worldwide interest in art investment.

Our Business

We were incorporated in the State of Delaware on May 17, 2011. We are a development stage company and from our inception to date, we have generated only $102,455 of revenue (of which $78,455 was generated after the date of our financial statements) and approximately $33,000 of gross profit. We intend to focus on leveraging the burgeoning interest in art investment by tailoring the sales process through a direct sales approach.

We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has our Company been involved in any mergers, acquisitions or consolidations. Neither we, nor our officers, Directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Since we have a specific business plan, which we have begun to execute, while we have no plan to engage in a merger or acquisition of another entity, we believe that we are not a blank check company that is described by Rule 419 under the Securities Act of 1933.

The international art market is estimated at $57 billion in annual sales1. Art sales channels include auction houses, galleries or art dealers, and directly by artists.

Purchasers include:

-	Collectors. Both museums and individuals purchase through all sales channels.
-	Investors. In recent years, art has emerged as a popular class of “passion investment” among investors who are not at the very top of the economic ladder. Investors also purchase art through all sales channels.
-	Aesthetic buyers. People who purchase art for pleasure and to enhance their surroundings.

1 http://www.bloomberg.com/news/2011-03-14/china-s-8-3-billion-art-market-bests-u-k-as-world-s-no-2-research-says.html

The general investment market covers investment in stocks and financial instruments, precious metals, real estate, and “investments of passion” such as luxury collectibles (cars, boats and airplanes), gems, antiques and art. Art accounted for 22% of investments of passion overall, but that share was higher among European high net worth individuals (27%) and highest among Latin American high net worth individuals (28%)2. Art is also most likely to be seen as a form of financial investment. In fact, in a survey, 42% of Advisors say they believe their high net worth clients invest in art primarily for its potential to gain value.3

With traditional investment markets still unsettled and interest rates near historical lows, we believe that many upper middle class business people and professionals are seeking investments that are long-term, non-speculative and tangible. We believe that art appeals to this segment for the enjoyment and beauty it brings, as well as associated social and cultural benefits.

With the number of millionaires in the world increasing by 8.3% in 20104, a sizeable number of people interested in investing in art are likely to be novices who lack the confidence and expertise required to make savvy investment decisions.

Many potential art buyers will not enter a gallery for fear of appearing ignorant or unsophisticated. They do not trust themselves to be able to assess whether a work has artistic—and hence market—value, or to determine whether the purchase price leaves room for appreciation. In addition, they lack the expertise and art world connections to source investment quality art created by emerging artists.

Universal Tech Corp. leverages a direct sales strategy for investment-oriented art sales. By bringing the art gallery into the comfort zone of the customer’s home or office and guiding the customer through the art purchase process, the direct sales strategy makes art investment a reality for novice art collectors. Our approach presents the purchase of art as a smart investment, placing the purchase process squarely within an area in which our target market feels a high degree of competence. Our sales process is also an educational process, through which we hope to create an ongoing multi-purchase relationship with the customer, with the aim of creating a complete art investment portfolio.

We are a development stage company and have generated only $102,455 in revenue to date ($78,455 of which was generated after the date of our financial statements). We currently have no employees.

We do not have a physical office, but we maintain an address at 1608 S. Ashland Ave #70547, Chicago, Illinois 60608-2013. Our officers and directors work from their homes. In the future, our employees may also work from their homes. Our telephone number is 1-855-334-3331. We have reserved a web address: http://www.investment-art.info, but we do not currently have an operating web site.

Industry Background

The Global Art Market

The international art market is estimated at $57 billion in annual sales.

Current Art Sales Distribution Channels

Art is sold through three primary channels:

Auction houses - A small number of prominent  international auction houses that deal in fine and decorative arts, including Sotheby’s, Christie’s, Bonhams, Dorotheum, Phillips de Pury and Swann dominate the popular conception. However, fine art is sold at local auction houses throughout the US and the world as part of estate sales and general auctions. In recent years, online auctions have become a major channel for selling art, with LiveAuctioneers.com, eBay Art  and eWolfs leading a fragmented market.

Galleries and art dealers - Art galleries and dealers range from extremely knowledgeable fine art professionals, who represent both emerging and established artists, to cottage businesses selling crafts and mass reproductions.  Higher quality galleries are generally found in urban art centers.

Artists - Many serious collectors of art and investors purchase art directly from the artist. This approach requires considerable expertise as well as investment in time to learn about artists, identify promising talent and develop relationships with artists.

In recent years, art fairs and shows have become an established feature of the art market. Both galleries and artists display at fairs.

2 http://www.capgemini.com/insights-and-resources/by-publication/world-wealth-report-2011/ (Capgemini/Merrill Lynch Global Wealth Management Financial Advisor Survey 2011, Page 20)

3 http://www.capgemini.com/insights-and-resources/by-publication/world-wealth-report-2011 (Capgemini/Merrill Lynch Global Wealth Management Financial Advisor Survey 2011), Page 20.

4 http://www.dailyfinance.com/2011/06/22/worlds-millionaires-increased-by-8-3-in-2010/

Art Buyers

We believe that art buyers can be divided into three primary types of purchasers:

Collectors include museums and individuals who are knowledgeable about art and are seeking to create a meaningful and cohesive grouping of fine art. They generally purchase through all three distribution channels.

Investors in art may be collectors as well. However, their purchasing strategy is generally based on the likelihood of appreciation, rather than (or in addition to) aesthetic and conceptual considerations. Investors also purchase art from galleries, art dealers and at auction, as well as directly from artists.

Traditionally, individual investors have been high net worth individuals who worked with private advisors to build an investment-quality art collection. However, in recent years, art has emerged as a popular class of “passion investment” among investors who are not at the very top of the economic ladder5. In a recent survey, 37.4% of European, and 31.1% of North American millionaires indicated that they view art as the most fruitful passion investment. Ninety percent of these individuals had investible assets of between $1 and $5 million, and therefore invest in art at relatively low price points. With the number of millionaires in the world increasing by 8.3% in 2010, it is likely that a sizeable number of people interested in investing in art are novices who lack the confidence and expertise required to make savvy investment decisions.

Aesthetic buyers purchase individual works of fine art for the pleasure they afford them and to enhance their surroundings. Unlike the other segments, their purchases may not involve research or expertise. This segment tends to purchase primarily at art galleries.

We will primarily target investors in art and not the other two types of art purchasers.

The Art Investment Market

The worldwide investment market encompasses a large part of the worldwide economy and includes diverse investments ranging through stock market investment, real estate, bonds, and much more.

While this larger market can be numbered in the trillions of dollars, only a fraction of this is invested in “investments of passion”, including yachts, cars and jets as well as art.  Art accounted for 22% of investments of passion overall, but that share was higher among European high net worth individuals (27%) and highest among Latin American high net worth individuals (28%)6. Art is also most likely to be seen as a form of financial investment. In fact, in a survey, 42% of Advisors say they believe their high net worth clients invest in art primarily for its potential to gain value.7

Characteristics of the Art Investment Market

Art as a Means of Diversifying the Investment Portfolio

The market for fine art has remained remarkably robust and attractive. Prices for many types of art have retained a good deal of their value throughout the recent recession. In fact, recent research has indicated that because the return on art is not highly correlated with other asset classes, adding art to an investment portfolio offers significant diversification benefits.8 Research published by the economists Mei Jianping and Michael Moses shows annual returns on art averaging 7.7% on art between 1875 and 2000, compared with 6.6% from equities.9

5 http://www.theartnewspaper.com/articles/millionaires-buy-more-art-than-ever/21117

6 http://www.capgemini.com/insights-and-resources/by-publication/world-wealth-report-2011/ (Capgemini/Merrill Lynch Global Wealth Management Financial Advisor Survey 2011, Page 20)

7 http://www.capgemini.com/insights-and-resources/by-publication/world-wealth-report-2011/ (Capgemini/Merrill Lynch Global Wealth Management Financial Advisor Survey 2011, Page 20)

8 Art as a Financial Investment, by Rachel A.J. Campbell, Erasmus University Rotterdam, Maastricht University, March 2007 http://papers.ssrn.com/sol3/papers.cfm?abstract_id=978467

9 Art Funds feel a Revival as Economy Thaws Out, Nazanin Lankarani, New York Times, 9/4/2009 http://www.nytimes.com/2009/09/05/business/global/05rinartfund.html?pagewanted=all

Art as Affordable Luxury and Social/Cultural Currency

Until recently, art was considered a rarified investment that was limited to the highest strata of society. However, in the boom years of the past decade, financially successful, high-net worth professionals and business owners have developed a significant appetite for luxury, as well as interest in the cachet and status associated with owning and displaying original art10.

Fear of Buying

While many investors are attracted by the ability of art to hold its investment value, few feel qualified to successfully invest on their own. The careful calculation, objective data and measuring instruments that investors use to calculate the potential risk and return of investments simply do not apply to art. There are no identical units in art, making risk/return calculations impossible. Many potential buyers believe that only someone who is trained to evaluate the quality of the composition, the tonalities and the condition of the work, as well as the market is able to reliably invest successfully.

In addition to uncertainty regarding purchasing art to maximize return, many people lack confidence in their own aesthetic judgment. While the Internet has democratized the market to some extent and put art in easy reach of anyone who wishes to purchase it, many people still feel insufficiently educated to assess the quality of art. They are intimidated by the specter of walking into a gallery and appearing ignorant to the staff. The anonymity of the web leaves them concerned about the authenticity of the art that is offered online and the honesty of valuations, as well as unsure as to the quality of the art.

In the words of a blogger in the Midwest, “The reason people don’t buy art and, if they do, they don’t want to spend much money on it is fear. Fear that they are a sucker, are overpaying for something, and will look like an idiot one day because of it. Fear that they are being ripped off or taken advantage of by people much more knowledgeable than themselves. Fear that they can never get any resale value out of the work. Think about walking into a gallery like walking into a car dealership times twenty and you get the picture. Lots of angst.” 11

Advice is Essential to Drive Purchases

Potential investors in art are hungry for information and guidance. For instance, a series of podcasts in which art fund industry insiders are interviewed has attracted thousands of listeners who are seeking detailed information from art industry insiders12.

Art purchases can be substantially enhanced by deploying advisors with expertise in the aesthetic and financial aspects of purchasing art.

The Opportunity

The global financial crisis since 2008 has demonstrated the risks inherent in financial investing. With the continued volatility of the financial markets, we believe that many people are seeking tangible alternative investments.

Faced with low interest rates and deep misgivings about investing in stocks or mutual funds, professionals worldwide are investing in attractive tangible assets such as art13. Many of these investors are particularly attracted to art for the enjoyment and beauty it adds to their lives, as well as for the associated social and cultural benefits it brings14.

Fine art has long served just this role for extremely wealthy individuals who could afford to hire art advisors, and for art cognoscenti. Most potential investors, however, have considered purchasing art to be beyond their understanding and their financial means—if they thought about it at all.

10 Art’s Anxiety Attack: Have Prices Finally Hit Their Peak?, by Lauren A.E. Shuker, The Wall Street Journal Online, 28 September 2007, reprinted at  http://www.artresourcealliance.com/_images/in_the_news/wsj_09_28_07.pdf

11 Why Don’t People Buy Art?, by Aaron M. Renn, Urbanophile: Passionate About Cities, posted 18 April 2009, http://www.urbanophile.com/2009/04/18/why-dont-people-buy-art/

12 ArtTactic podcasts, cited in Art Funds Feel a Revival as Economy Thaws Out, by Nazanin Lankarani, New York Times Special Report: Investment in Art, 5 September 2009

http://www.nytimes.com/2009/09/05/business/global/05rinartfund.html?pagewanted=all

13 Move towards investing in art, wine and other pleasurable assets, by Alison Steed,Telegraph.co.uk, published 15 June 2009 http://www.telegraph.co.uk/finance/personalfinance/offshorefinance/5542450/Move-towards-investing-in-art-wine-and-other-pleasurable-assets.html

14 Art’s Anxiety Attack: Have Prices Finally Hit Their Peak?, by Lauren A.E. Shuker, The Wall Street Journal Online, 28 September 2007, reprinted at  http://www.artresourcealliance.com/_images/in_the_news/wsj_09_28_07.pdf

Over the past 15 years, however, we believe that the art market has become more democratic, more accessible and more international than at any other point in history. While the market for fine art has functioned as a global market for many years, international trade has never before been as easy, as efficient and as accessible as it is now.

While it is now easier than ever to buy art, novice investors still need the assistance of an advisor who is qualified to identify valuable art, as well as a trusted dealer with the art world connections required to source investment quality art at prices that leave room for appreciation.

Universal Tech Corp. has adopted—and is implementing—a business model, which we believe will enable our sales force to effectively reach tens of thousands of potential investors; build trusting relationships; and provide the boutique service and support necessary to convert them into repeat purchasers of art. We believe that our connections and expertise will allow us to identify emerging artists worldwide and build an inventory of work that represents an attractive investment proposition for our customers while generating robust profits for the gallery.

Principle Markets and Marketing Strategy

Our Target Market

Our target market is professionals and business owners who have income of approximately $250,000 per year or more, and who have not previously purchased art. We believe that these segments of the population have typically invested primarily in real estate and traditional financial instruments. However, in the wake of the downturn, we believe that many of these investors are seeking ways to diversify their investments with tangible assets.

Mr. Cohen has owned and operated the Basha Art Gallery in Jerusalem, Israel for the last six years.  He began selling art four years before that.  In Mr. Cohen’s experience, when clients are presented with the knowledge of art as an alternative investment and not just a “passion” purchase, it fuels clients interest in the artists’ showings, auction prices etc.  In addition, it inspires clients to purchase art as an investment and not just as something to put on their living room wall.

Our Customer Relations Strategy

The experience of entering a gallery is daunting for many first-time purchasers of art. In fact, many potential art buyers will not enter a gallery for fear of appearing ignorant or unsophisticated.

By bringing the gallery into the comfort zone of the home or office, we make it easier for potential art collectors to become actual purchasers. In addition, by positioning the purchase as an investment opportunity, our advisors can move the conversation into an area in which the professionals and small business owners we are targeting feel a greater competence, i.e. investments.

Initially, Mr. Cohen and Ms. De Vincenz will be conducting the entire business process – from procurement to sales.  Eventually, we hope to have the funding to hire sales representatives, whom we will train to be knowledgeable and professional art investment advisors, who will serve as reliable educators for our customers. We hope to train our art advisors to be skilled in discussing the financial advantages of art investment as well as in conveying the cultural and social advantages of owning and displaying fine art. Each customer will be paired with an art advisor who will serve that customer on a regular basis. Initially, Mr. Cohen will act as our sole art advisor. When and if the business expands and cash flow permits it, we plan to hire additional sales representatives who will be trained by Mr. Cohen.

Our Sales Strategy

We will utilize a three-stage direct marketing process to generate sales. The sales stages are as follows:

Lead generation. We will contract with a web programmer to design a web site to include Google ad-words that will show people surfing the web and searching for “art investment, investment in art, investing and related searches” a link to our web site and our landing page.

Potential customers will be presented with a landing page that will ask that they fill in their contact details in order to learn more about art as an investment.

People who have filled out this form are considered “leads” and these people will automatically be sent a pre-written emailed letter from our President and Director, Mr. Cohen.

In addition, those people who fill in their contact information will automatically be emailed a brochure showcasing several images of art pieces that have appreciated.  This e-brochure will show how investing in art can pay off by detailing the prices paid for certain art pieces in the past and showing the sales prices of the exact piece at a later date.

Mr. Cohen will attempt to contact all leads by telephone. Eventually, the Company hopes to train telephone sales professionals, who will call these prospects and present the advantages of investing in art.

Brochure. We will send a glossy, high quality corporate art brochure to the home or office of all qualified leads within a short time of the initial discussion with them. The brochure will contain literature explaining the benefits of investing in art and will present our credentials as a reputable and upstanding dealer in fine art.

Closing the sale. Shortly after the prospect receives the brochure, Mr. Cohen (until we are able to hire and train other art advisors) will call the prospect to close an initial sale of artwork. The customer will thereafter be contacted by a one of our art investment advisors (initially by Mr. Cohen until such time as we are able to hire and train art investment advisers) every four to six months and presented with successive opportunities to build his art investment portfolio.

Our brochure, which will be updated regularly, will serve as our primary marketing material. It will contain an introduction to the benefits of investing in art, including reprints of relevant articles from reputable press outlets; information about some of the artists whose works are sold by us; and high quality illustrations of available art.

In addition to selling in the United States, we plan to sell artwork in Israel (where we have already sold approximately $70,000 worth of art) and in the United Kingdom. There are no special laws regulating the sale of artwork in either of those countries.

The Art

We believe that Mr. Cohen is knowledgeable about identifying promising emerging artists whose work is likely to appreciate substantially as their careers develop, and knowledgeable about the work of more established contemporary artists that is presently undervalued. With his connections in the international art scene, we believe that Mr. Cohen is well-positioned to learn about and take advantage of opportunities to acquire investment quality art at attractive prices.

Art Acquisition

In the tradition-bound world of art galleries, we believe that Universal Tech Corp. is highly skilled in identifying and taking advantage of opportunities to acquire investment-quality art. We plan to build our database of art for sale by focusing on fundamentals, by using our established connections, and by taking a nimble and iconoclastic approach to identifying and grooming promising emerging artists.

Art that we will sell will be acquired from the following sources:

1.	Contemporary artists, whom we will represent.

2.	Other recognized contemporary artists, whose work can be purchased at an attractive price/value point. These works will be purchased from the artist or his or her agent, on consignment.

3.	Unanticipated opportunities, about which we will learn through word-of-mouth, and through our connections with artists, art world professionals, gallery owners, and through a variety of other art-related connections. This includes artists and collectors who must sell works quickly due to financial pressures or for a variety of other reasons.

We do not have a long-term formal written agreement with any of our suppliers, and typically transact business with our suppliers on an order-by-order basis. Identifying a suitable supplier is an involved process that requires us to become satisfied with the artwork they have available, and with their responsiveness and service. Any delays, interruption or increased costs arising from a lack of long-term contracts could have an adverse effect on our ability to meet customer demand for artwork and result in lower net revenue and income from operations both in the short and long term. The Company would like to find one or more exclusive artists to represent whose artwork it would sell to its customers through direct marketing. The Company does not yet have such relationships. Until such time as it establishes such relationships, it will be buying on consignment or from a catalogue of art dealers or artists, and no art will be purchased before it is sold.

To date the Company has chosen two artists who have allowed the Company to sell their artwork on consignment.  We will earn between 25 to 33% of the net revenue from the sale of these artworks, depending upon the discount given to the customer. Our potential customers have been given the opportunity to purchase artwork. In the past, we have placed art pieces of art on display for limited periods of time in potential customers' homes.  At the end of the display period, the customers must decide whether or not to purchase the artwork.

We have earned approximately $33,000 net on the sale of artwork, which includes sales made after the date of our financial statements.  We have sold a total of five pieces of art (two in 2011 and three thus far in 2012) , earning approximately $33,000 in commissions for all of them together.

In order to promote the sales of artwork that has been delivered to us on consignment, we have begun to conduct home gallery opening parties. Home gallery openings bring together  art connoisseurs and other people in private homes, who view the artwork, chat with their friends, and have a good time.  In our experience, many art connoisseurs are willing to host such affairs without charge. We provide the refreshments.

To date we have conducted one such event in Israel and another in the United Kingdom. Our expenses for holding these events are primarily travel/telephone costs and refreshment costs. We plan to have at least one home gathering per quarter in each area in which we operate (initially, Israel, the United Kingdom, and New York City).

Competition

We are not aware of any competition that is using the precise approach to art sales that we propose to use. However, there are many traditional, large art galleries, and other dealers that sell art who would be competing with us. These would include industry leaders like Sotheby’s and Christie’s, as well as other, smaller art sellers.

Additionally, there are companies that sell art over the web, which include the following sites:

http://www.artgallery.co.uk/

http://www.londonart.co.uk/

http://www.artbrokerage.com/

http://fineartamerica.com/

All of these sellers and many others are larger and better-known than we are, and many have significantly more resources at their disposal than we have at our disposal.

Employees

We presently have no employees. All functions, including development, strategy, negotiations and clerical functions are currently being provided by our executive officers on a volunteer basis.

We will not hire or employ any employees until we have sufficient funding for them. Initially all work will be done by our directors and officers.

Sales Staff

When and if we have the funding to do so, we hope to establish a small in-house call center, to be staffed by experienced sales representatives and art investment advisors.

Risk Factors

An investment in our common stock involves a high degree of risk. A potential investor should carefully consider the following factors and other information in this Form 10-K before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, our investors could lose all or part of their investment in our Company.

Risk Factors Relating to Our Company

1.  We may never be able to effectuate our business plan or achieve profitability. Therefore, at this stage of our business, potential investors have a high probability of losing their entire investment.

We were established on May 17, 2011, and have little operating history. We are subject to all of the risks inherent in the establishment of a new business enterprise. We have had little revenue to date. Our operations to date have been principally focused on organizational, start-up, and fund raising activities. We are a highly speculative venture involving significant financial risk. It is uncertain as to when we will become profitable, if ever.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

2.  We expect losses in the future because we have little revenue.

We expect losses over the next twelve months because we do not yet have sufficient revenues to offset the expenses associated with the initial costs of developing our e-commerce web site and marketing our products. We cannot guarantee that we will ever be successful in generating sufficient revenues to offset our expenses in the future. We recognize that if we are unable to generate sufficient revenues to offset our expenses, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate sufficient operating revenues to offset our expenses or ever achieve profitable operations.

3.  If our business strategy is not successful, we may not be able to continue operations and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this Registration Statement, as of December 31, 2011 we had revenue of $24,000, and had net cash flow of approximately $43,722 for the period from May 17, 2011 (inception) to December 31, 2011. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. Since our officers can work or consult for other companies, their activities could slow down our operations.

Our officers are also members of our board of directors, and they are not required to work exclusively for us. They do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that our directors will devote between five and ten hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required for our initial marketing and purchasing efforts. Until such time as we are able to hire a sales staff, we expect that Mr. Cohen will manage our operations and Ms. De Vincenz will assist him. When we are fully operational, we anticipate that Mr. Cohen and Ms. De Vincenz will each devote approximately 40 hours per week to our operations.

5.  We are heavily dependent upon our officers and directors, Mr. Avinoam Cohen and Ms. Anna Irena De Vincenz. The loss of Mr. Cohen or Ms. De Vincenz, upon whose knowledge, leadership and expertise we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of Avinoam Cohen, our President, Chief Executive Officer, Treasurer, and Director, and Ms. Anna Irena De Vincenz, our Secretary and Director, whose knowledge and leadership would be difficult to replace. If we were to lose either of their services, or if either of them is not available to us when we need them, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement. We do not maintain "key person" life insurance on Mr. Cohen’s or Ms. De Vincenz’s life. We do not have a written employment agreement with Mr. Cohen or with Ms. De Vincenz .

6.  We operate in a competitive market with limited personnel resources and a failure to attract and retain qualified employees could harm our ability to execute our business plan.

Our future success depends in part on our ability to identify, attract and retain qualified personnel. Competition for employees in our industry is intense, turnover is high, and we may not be successful in attracting and retaining such personnel. If we are unable to attract, assimilate and retain additional employees with the necessary skills, we may not be able to grow or successfully operate our business.

Because our directors will manage our operations until such time as we can afford to hire a sales staff, we do not expect to have to hire any other key employees until such time as we have sufficient funding to do so, and there can be no assurance that we will be able to recruit or retain qualified personnel, should it be necessary to do so

7. We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.

The secondary market for fine art is intensely competitive. Competition is expected to intensify in the future, which may result in price reductions, fewer customer orders, reduced gross margins and loss of market share. We are aware of a number of other companies that are presently retailing fine art, including online. We believe that there will be an increasing number of retailers of fine art of the types we offer. While we believe that our approach to purchasing fine art is better than an impersonal, online approach, there can be no assurance that art buyers will agree. Some of our competitors may be able to secure merchandise from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

8.  If we are unable to obtain funding, our business operations will be harmed.

To the extent that we seek to expand in the future, the inability to raise the required capital will restrict our ability to expand, and may impair our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans, which could cause the Company to become dormant. Currently, we do not have any arrangements or agreements to raise additional capital.

To date, we have raised $30,000 from our Directors, and we have raised approximately $9,000 thus far in our initial public offering. But we will still need an additional approximately $67,000 for expanding operations after the first year. We hope to obtain additional funding from any or all of operations, proceeds of future equity issuances, loans from our directors (who are under no obligation to, and have not undertaken to provide loans), or if available, loans from commercial banks, but we do not know whether we will be able to obtain that funding. Such additional funding may result in your proportionate share in the Company being diluted.

Additionally, while we hope to fund our operations from cash flow after the first year, there can be no assurance that this will be possible. Moreover, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations that are sufficient to sustain us. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

Our directors may loan the company money from time to time on terms that are customary for directors and officers lending money to their companies. Our directors have not committed to do so.

9.  Because we do not have an audit or compensation committee, shareholders will have to rely on our directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our directors, who are also our sole officers. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Under the Sarbanes Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, we will be required to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations requires significant management time, places significant additional demands on our finance and accounting staff (which, as noted, currently consists of our officers and directors) and on our financial, accounting and information systems, and increases our insurance, legal and financial compliance costs.

10. Our proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.

We currently own the exclusive right to use the domain name “Investment-art.info” relating to our brand. We may be unable to prevent third parties from acquiring and using domain names that infringe or otherwise decrease the value of our proprietary rights. Failure to protect our domain name could adversely affect our brand, and make it more difficult for users to find our website.

11. We rely on third-party suppliers to supply our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We rely upon third-party suppliers to offer us quality artwork. There are many suppliers of artwork. We believe that we could locate and negotiate new arrangements with new suppliers in 30 days if necessary.

If we experience significant increased demand, there can be no assurance that additional artwork will be available when required on terms that are acceptable to us. Any delays, interruption or increased costs could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.

12. We do not have long-term contracts with our suppliers.

We do not have a long-term formal written agreement with any of our suppliers, and typically transact business with our suppliers on an order-by-order basis. Identifying a suitable supplier is an involved process that requires us to become satisfied with the artwork they have available, and with their responsiveness and service. Any delays, interruption or increased costs arising from a lack of long-term contracts could have an adverse effect on our ability to meet customer demand for artwork and result in lower net revenue and income from operations both in the short and long term. The Company would like to find one or more exclusive artists to represent whose artwork it would sell to its customers through direct marketing.  The Company does not yet have such relationships.  Until such time as it establishes such relationships, it will be buying on consignment or from a catalogue of art dealers or artists, and no art will be purchased before it is sold.

RISKS RELATED TO OUR OPERATIONS IN ISRAEL

13. We conduct operations in Israel and, therefore, political, economic and military instability in Israel and its region may adversely affect our business.

A significant portion of our sales to date have been made in Israel, and a significant portion of our future sales may be made to persons located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel.

Recent political uprisings and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries, and have raised new concerns regarding security in the region and the potential for armed conflict. Among other things, this instability may affect the global economy and marketplace through changes in oil and gas prices. Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our ordinary shares. Further escalation of tensions or violence might result in a significant downturn in the economic or financial condition of Israel, which could have a material adverse effect on our operations in Israel and our business.

In addition, several countries restrict doing business with Israel. The State of Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

14. Our operations could be disrupted as a result of the obligation of certain of our personnel in Israel to perform military service.

Generally, all male adult citizens and permanent residents of Israel under the age of 42 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) are, unless exempt, obligated to perform military reserve duty annually. Additionally, all Israeli residents of this age may be called to active duty at any time under emergency circumstances. Some of our future employees may be obligated to perform annual reserve duty. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of one or more of our executive officers or key employees for a significant period due to military service. Such disruption could have a material adverse effect on our business and results of operations.

15. It may be difficult to enforce the judgment of a United States court against us, our officers and directors in Israel or the United States, or to assert United States securities laws claims in Israel or serve process on our officers and directors.

The majority of our executive officers and directors are not residents of the United States, and the majority of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a judgment of a United States court based upon the civil liability provisions of the United States federal securities laws against us or any of these persons in a United States or Israeli court, or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to United States securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of United States securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not United States law is applicable to the claim. If United States law is found to be applicable, the content of applicable United States law must be proven as a fact by expert witnesses, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a United States or foreign court.

RISKS RELATING TO OUR COMMON SHARES

16.  We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, and 10,000,000 shares of blank check preferred stock. 2,090,000 shares of our common stock are issued and outstanding, and 3,200,000 shares of our common stock will be issued and outstanding, assuming that our initial public offering (which is open until April 11, 2012) is fully subscribed. The future issuance of additional shares of common stock and preferred stock, which we are currently authorized to issue, may result in substantial dilution in the percentage of our stock held by our then existing shareholders. We may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. Additionally, the terms of any preferred stock that we might issue may substantially dilute the voting rights of our then-current shareholders, or may require us to pay significant dividends before any distributions may be made to our other shareholders.

17.  FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

18.  Our common stock will be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome, which may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares thus causing a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

19.  There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the FINRA Over the Counter Bulletin Board after our initial public offering is completed. We do not yet have a market maker who has agreed to file such an application. If for any reason our common stock is not quoted on the Over the Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so. There is no assurance that a market maker will file an application for quotation of our stock, or that such an application, if filed, will be accepted.

20.  The price of our shares in this offering was arbitrarily determined by us and may not reflect the actual market price for the securities.

The offering price of the common stock was determined by us arbitrarily. The price is not based on our financial condition and prospects, market prices of similar securities of comparable publicly traded companies, certain financial and operating information of companies engaged in similar activities to ours, or general conditions of the securities market. The price may not be indicative of the market price, if any, for the common stock in the trading market after this offering. The market price of the securities offered herein, if any, may decline below the offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management’s attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

21.  The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

22.  Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

On the other hand, if we issue preferred shares, the terms of the preferred shares may further restrict our ability to pay dividends on our common stock.

23.  Because some of our officers and directors are located in non-U.S. jurisdictions, you may have limited effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against those officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

24.  If our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC in order for shares of our Common Stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our Common Stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our Common Stock may find it difficult to sell their shares.

25.  Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws.

There is no public market for our Common Stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our Common Stock may also be restricted under the securities laws or securities regulations promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our Common Stock may not be traded in such jurisdictions. Because the securities registered in our initial public offering have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our Common Stock. Thirty-three states have what is commonly referred to as a “manual exemption” for secondary trading of securities such as those to be resold by selling stockholders under this registration statement. In these states, so long as the issuer obtains and maintains a listing in Mergent, Inc.’s or Standard and Poor’s Corporate Manual, secondary trading of common stock can occur without any filing, review or approval by state regulatory authorities in these states. These states are: Alaska, Arizona. Arkansas, Colorado, Connecticut, District of Columbia, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Texas, Utah, Washington, West Virginia, and Wyoming. Ten states provide for an exemption for non-issuer transactions in outstanding securities effected through a registered broker-dealer when the securities are subject to registration under Section 12 of the Securities Exchange Act of 1934 for at least 90 days (180 days in Alabama). These states are: Alabama, Colorado, District of Columbia, Illinois, Kansas, Missouri, New Jersey, New Mexico, Oklahoma, and Rhode Island. However, in other states, investors may not be able to purchase and sell our securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

26.  Delaware law and our charter may inhibit a takeover

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our Common Stock. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination.

27.  Voting control of our common stock is possessed by Avinoam Cohen. This concentration of ownership could discourage or prevent a potential takeover of Universal Tech Corp. that might otherwise result in your receiving a premium over the market price for your common stock.

The voting control of our common stock is possessed by Avinoam Cohen, our President, Chief Executive Officer, Treasurer and Director, who was issued 1,500,000 shares of our common stock for $22,500.  Holders of our common stock are entitled to one non-cumulative vote on all matters submitted to our stockholders. The result of this concentration of ownership and voting control is that Avinoam Cohen has the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions, and depending upon how many shares are sold in this offering, Mr. Cohen will continue to possess such power either individually or together with Anna Irena De Vincenz, our Secretary and Director. Additionally, this concentration of voting power could discourage or prevent a potential takeover of the Company that might otherwise result in your receiving a premium over the market price for your common stock.

28.  Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

29.  If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

All of the currently outstanding shares of our Common Stock are ‘‘restricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an ‘‘automated quotation system’’ and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year, provided that the securities were not issued by a shell company or that the issuer who issued the securities has not been a shell company for at least one year. We are not currently a shell company, as defined in the rules and regulations under the Securities Act of 1933. None of our currently outstanding shares of Common Stock have been held for one year or more, and our only outstanding shares that are held by non-affiliates are registered shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Item 2. Description of Property.

The Company has an address at 1608 S. Ashland Ave #70547, Chicago, Illinois 60608-2013. Our officers and directors work from their homes. The Company does not own or lease any real property. In the future, our employees may also work from their homes. We have not paid any rent since incorporation. When and if our operations expand sufficiently to justify the expense of having our own space, we will look for an appropriate facility..

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our Directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to ours. Our property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2011.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Record Holders

As of February 20, 2012, we had outstanding 2,090,000 shares of common stock, which were held by 11 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Recent Sales of Unregistered Securities

On May 18, 2011, the Company issued 1,500,000 shares of common stock to Mr. Avinoam Cohen, a director of the Company, for a $22,500 subscription receivable. Payment was received in 2011.

On May 23, 2011, the Company issued 500,000 shares of common stock to Ms. Anna Irena De Vincenz, a director of the Company, for a $7,500 subscription receivable. Payment was received in 2011.

The shares that were issued to Mr. Cohen and Ms. De Vincenz were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4.2 of the Securities Act.

Purchases of Our Equity Securities By Us or Our Affiliates

Other than the purchases of our equity securities by Mr. Avinoam Cohen and Ms. Anna Irena De Vincenz, respectively, described above, there have been no purchases of our securities by us or by our affiliates.

Item 6. Selected Financial Data

Not applicable.

Item 7. Managements's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

For the year ended December 31, 2011

We have not generated any revenues since inception, including for the year ended December 31, 2011, except for approximately $24,000 in revenues from sales of two works of art in November 2011, and approximately $78,455 in revenues after the date of our financial statements. Our operating activities during these periods consisted primarily of developing our business plan.

General and administrative expenses were $8,351 for the year ended December 31, 2011. The general and administrative expenses were incurred due to our activity level, and expenses relating to our initial public offering. General and administrative expenses primarily consist of consulting fees, professional fees and filing fee expenses.

Our net loss for the year ended December 31, 2011, was $191 or $0.00 per share. The weighted average number of shares outstanding was 1,980,349 at December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011

As of December 31, 2011, our current assets were $63,222 and our current liabilities were $33,413, resulting in working capital of $29,809.

As of December 31, 2011, our total liabilities were $33,413, all consisting of current liabilities.

Stockholders’ equity was $29,809 at December 31, 2011. This was the result of shares being issued to our officers and directors in exchange for $30,000 and a net loss of $191  for the year ended December 31, 2011.

For the year ended December 31, 2011, net cash provided by operating activities was $13,722. Net cash provided by operating activities for the year ended December 31, 2011 was mainly the result of sales of artwork.

For the year ended December 31, 2011, net cash provided by investing activities was $0.

Net cash flows provided by financing activities for the year ended December 31, 2011 was $30,500.

Plan of Operation

In January 2012, we held an additional home showing for the sale of our art.

In March 2012, we hope to have the same designer, prepare our on-line marketing materials (landing pages, e-letter, and e-brochure). We anticipate that this will cost approximately $1,500.

By the end of the first quarter of 2012, we hope to already have a database of art-works for sale.  We hope to have agreements in place with the sellers of these art works and we intend to design and print our Corporate Art Portfolio at this point in time. We anticipate that agreements with artists may cost up to $1,500 in legal fees and that printing costs will be between $1,000 and $5,000 depending upon the quantity printed. We intend to fund the legal fees out of funds whose source is other than this offering.

In April 2012, we anticipate hiring a designer to design our web site. We anticipate that the design of our web site will cost approximately $4,000.

In April 2012, we hope to have another home showing of our art works. This will cost less than $1,000 for the cost of refreshments.

In April or May 2012, we intend to have our web-site programmed along with our landing pages linked to a database such as Goldmine so that our database can manage the leads that we hope to collect through our marketing efforts. We anticipate that this will cost approximately $2,000.

We also intend to launch our web site in April or May 2012, using SEO (search engine optimization) through the use of Google ad-words. We believe that this may cost up to $500.

In the first quarter of 2012 we also plan to begin the process of locating a public relations company. We have set a goal of selling at least 2-4 additional pieces of art, aside from those we have already sold, for an aggregate total sales price of at least $30,000 in the first quarter of 2012. During the first quarter of 2012, we also plan to interview artists whom we hope to represent exclusively.

In the second quarter of 2012, we hope to sell between 2-4 pieces of art for an aggregate total sales price of at least $50,000. During that quarter, we also hope to negotiate and sign agreements with one or more artists who will give us exclusive representation rights for their work. We also hope to expand our marketing and public relations efforts during that quarter by entering into an agreement with a public relations company.

In the third quarter of 2012, we hope to sell 4-6 pieces of art for an aggregate total sales price of at least $80,000, and to expand our sales efforts by hiring a full time assistant to process sales. By that quarter, we also hope to be in a position to purchase artwork for our company account for later re-sale to customers. There is a higher profit margin for artwork purchased by us and resold to customers than there is for artwork that is sold on consignment.

For each of the last three paragraphs, our ability to execute our plans is at least partly dependent upon the cash flow from the previous quarter's operations. There can be no assurance that these plans will materialize at the pace at which we have described them.

We are not aware of any trends or of any demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way.

We have no material commitments for capital expenditures as of the end of the latest fiscal period, nor have we incurred any such commitments during the current fiscal period. As noted above, we are currently selling all of our artwork on consignment and do not anticipate being able to purchase artwork for resale until at least the third quarter of 2012.

We have no material trends, favorable or unfavorable, in our capital resources. We do not use off-balance sheet financing and have no debt.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations. We do not believe that there are any other significant components of revenues or expenses that should be described in order to understand our results of operations.

We are not aware of any trends or uncertainties that have had, or that we reasonably expect will have, a material favorable or unfavorable impact on our net sales or revenues or income from continuing operations. While we believe that there is a greater interest in purchasing art for investment as a result of volatility in the capital markets, we believe that its impact going forward will be a gradual upward trend and will not be materially different from reporting period to reporting period. We do not believe that interest in art as an investment will decline when and if the financial markets stabilize.

Our operations are too new for inflation and changing prices to have had an impact on our net sales and revenues and on income from continuing operations.

We do not have any off-balance sheet arrangements.

Sales Process for Telephone Retail Art Sales

People who search online for “art investment” may be directed to forms that will notify us that they may be interested in investing in art. The same will happen when people click on our banner ads. We refer to the forms these people fill out as “online lead forms.”  Mr. Cohen will attempt to contact the people who have filled out the online lead forms and convince the potential customer to purchase artwork from us. When we are able to hire a sales staff, Mr. Cohen will write a sales script that will be used by our art sales staff in making their sales pitches to qualified leads. The sales staff will educate the potential customer about art and convince him or her to take the opportunity to invest in a valuable piece of art that is now available at an attractive price.

The target price for a first sale will be $2,500.

If the customer agrees to purchase a piece of art, Mr. Cohen or the sales agent will email an agreement to the customer, which will lay out the terms of the transaction, and require the customer to wire funds to the Company’s account, including all shipping charges.

From time to time we may send a customer, who has purchased artwork from us, a newsletter highlighting information about the general art investment market, and showcasing any press information on either a sale of artwork by the artist whose work he purchased from us, or on our company.

A second contact will be made by telephone four to six months after the initial purchase, with the aim of closing an additional sale at a higher target price point of $4,500 on average. This process is repeated on a regular basis with increasing target prices for each purchase. It is assumed that a converted buyer will purchase art two to three times per year at $4,500 to $8,500 per purchase.

Face to Face Art Sales and Home Gallery Openings

In the third quarter of 2011 we were able to negotiate a consignment based deal with two artists, pursuant to which the artists would loan us their artwork and we would market it to potential customers.

In October 2011, we held a home gallery opening party for the sale of our artwork at the home of the individual who bought two of our artists' paintings.

In November 2011, we sold two pieces of art – for a total sale price of $24,000.

In January and February 2012, we sold three pieces of art for a total sale price of $78,455.

We are currently looking for another customer who would be willing to hold a home art gallery opening, and we hope to conduct an additional home gallery opening by April 2012.

The people whom we have approached to host home art gallery openings to date have been friends of Mr. Cohen, or people who want to share the artwork with their neighbors/friends. Often, the persons hosting the home art gallery openings assist us in our marketing efforts by inviting their friends who might be interested in purchasing art to attend.

We do not pay the hosts of the home art gallery openings, and they do not share in the profits of any sales made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements

UNIVERSAL TECH CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Universal Tech Corp.:

We have audited the accompanying balance sheets of Universal Tech Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (May 17, 2011) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Tech Corp. as of December 31, 2011 and the results of its operations and its cash flows from inception (May 17, 2011) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

February 8, 2012

UNIVERSAL TECH CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2011

As of
December 31,
2011

ASSETS
Current Assets:
Cash and cash equivalents	$43,722
Deferred offering costs	19,500
Total current assets	63,222

Total Assets	$63,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$33,413

Total Current Liabilities	33,413

Commitments and Contingencies	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 2,000,000 shares issued and outstanding	200
Additional paid-in capital	29,800
(Deficit) accumulated during development stage	(191)

Total stockholders' equity (deficit)	29,809

Total Liabilities and Stockholders' Equity	$63,222

The accompanying notes to financial statements are

an integral part of these statements.

UNIVERSAL TECH CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND

CUMULATIVE FROM INCEPTION (MAY 17, 2011)

THROUGH DECEMBER 31, 2011

	Year Ended	Cumulative
	December 31,	from
	2011	inception

Revenues	$24,000	$24,000

Cost of goods sold	15,840	15,840

Gross profit	8,160	8,160

Expenses:
Professional fees	4,651	4,651
Filing fees	3,422	3,422
Other	278	278

Total general and administrative expenses	8,351	8,351
	-
(Loss) from Operations	(191)	(191)

Provision for income taxes	-

Net (Loss)	$(191)	$(191)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,980,349

The accompanying notes to financial statements are

an integral part of these statements.

UNIVERSAL TECH CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (MAY 17, 2011)

THROUGH DECEMBER 31, 2011

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.015/share)	2,000,000	200	29,800	-	30,000

Net (loss) for the period	-	-	-	(191)	(191)

Balance -December 31, 2011	2,000,000	200	29,800	(191)	29,809

The accompanying notes to financial statements are

an integral part of these statements.

UNIVERSAL TECH CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND

CUMULATIVE FROM INCEPTION (MAY 17, 2011)

THROUGH DECEMBER 31, 2011

	Year Ended	Cumulative
	December, 31	From
	2011	Inception

Operating Activities:
Net (loss)	$(191)	$(191)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	(19,500)	(19,500)
Accounts payable and accrued liabilities	33,413	33,413

Net Cash Provided by Operating Activities	13,722	13,722

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Proceeds from common stock	30,000	30,000

Net Cash Provided by Financing Activities	30,000	30,000

Net (Decrease) Increase in Cash	43,722	43,722

Cash - Beginning of Period	-	-

Cash - End of Period	$43,722	$43,722

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

UNIVERSAL TECH CORP. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Universal Tech Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on May 17, 2011. The business plan of the Company is to become a leading company in the field of direct marketing and sale of art. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2011.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to become a leading company in the field of direct marketing and sale of art.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,200,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $120,000. As of December 31, 2011, the Company accrued $19,500 of legal and audit deferred offering costs related to this capital formation activity.

3.  Common Stock

On May 18, 2011, the Company issued 1,500,000 shares of common stock to the director of the Company for $22,500, at a price of $0.015 per share.

On May 23, 2011, the Company issued 500,000 shares of common stock to the secretary of the Company for $7,500, at a price of $0.015 per share.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,200,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $120,000. As of December 31, 2011, the Company accrued $19,500 of legal and audit deferred offering costs related to this capital formation activity.

4.  Income Taxes

The provisions for income taxes for the period ended December 31, 2011 (assuming a 15% effective tax rate) were as follows:

2011

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$44
Change in valuation allowance	(44)

Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2011 as follows:

2011

Loss carryforwards	$44
Less - Valuation allowance	(44)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $191 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

5. Related Party Loans and Transactions

On May 18, 2011, the Company issued 1,500,000 shares of common stock to the director of the Company for $22,500, at a price of $0.015 per share.

On May 23, 2011, the Company issued 500,000 shares of common stock to the secretary of the Company for $7,500, at a price of $0.015 per share.

The Company's director provides rent-free office space to the Company.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

7. Subsequent events

The Company generated sales of approximately $78,455 in January and February 2012.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies .  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2011, based on these criteria.

Management is aware that there is a lack of segregation of duties at the Company because there are only two people dealing with financial and accounting matters.  In order to compensate for the lack of segregation of duties, our Chief Executive Officer and Chief Financial Officer and an outside accountant review the books and records including invoices, checks, contracts, general ledger, journal entries, financial statements and disclosures to ensure that all material transactions are recorded and disclosed properly and material misstatements are avoided.   Notwithstanding the above regarding the lack of segregation of duties, management, including our Principal Executive Officer and Principal Financial and Accounting Officer, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2011	December 31, 2010
Audit Fees	9,000	0
Audit Related Fees	0	0
Tax Fees	250	650
All Other Fees	0	0

19

In each of the last two fiscal years ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board of Directors pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors approves these services on a case-by-case basis.

20

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TECH CORP.

Date: February 29, 2012	By:	/s/ Avinoam Cohen
Name: Avinoam Cohen
Title: President, Chief Executive Officer, Treasurerer and OfficerOfficer,Treuaryand
Treasurer and Director
(Principal Executive Officer and Principal
Financial Officer)
	By:	/s/ Anna Irena De Vincenz
Name: Anna Irena De Vincenz
Title: Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Avinoam Cohen Avinoam Cohen	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	February 29, 2012

/s/ Anna Irena De Vincenz	Secretary and Director	February 29, 2012

Anna Irena De Vincenz

21