Form 10-K/A
period 2011-12-31
UNIVERSAL TECH CORP
filed 2012-04-17
CIK 1530874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      ☑      No      ☐

Number of shares of common stock outstanding as of February 20, 2012 was 2,090,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2011, because FINRA has informed us that it believes that as of December 31, 2011, we were a shell company as defined under the Securities Exchange Act and related rules and regulations. We are revising our Form 10-K to check the box indicating that we are a shell company, and to amend Risk Factor 29, to reflect our being a shell company as of December 31, 2011.

No other changes are being made to our Form 10-K and no information is being updated in this Amendment. Only the changed pages are included with this filing.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-

K with the Commission on March 1, 2012.

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

All of the currently outstanding shares of our Common Stock are ‘‘restricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an ‘‘automated quotation system’’ and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year, provided that the securities were not issued by a shell company or that the issuer who issued the securities has not been a shell company for at least one year. We are currently a shell company, as defined in the rules and regulations under the Securities Act of 1933. None of our currently outstanding shares of Common Stock have been held for one year or more, and our only outstanding shares that are held by non-affiliates are registered shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

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

UNIVERSAL TECH CORP.

Date: April 17, 2012	By:	/s/ Avinoam Cohen
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

Signature	Title	Date

/s/ Avinoam Cohen Avinoam Cohen	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 17, 2012

/s/ Anna Irena De Vincenz	Secretary and Director	April 17, 2012

Anna Irena De Vincenz