Form 10-Q
period 2012-03-31
UNIVERSAL TECH CORP
filed 2012-05-15
CIK 1530874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-177209

UNIVERSAL TECH CORP.

A Delaware Corporation	I.R.S. Employer No. 45-24003399

1608 S. Ashland Ave #70547
Chicago, Illinois 60608-2013
Phone number: 1-855-334-3331

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 7, 2012, 2,400,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2012

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2012ANDDECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$67,021	$43,722
Advances to suppliers	18	-
Deferred offering costs	-	19,500
Total current assets	67,039	63,222

Total Assets	$67,039	$63,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$44,150	$33,413

Total Current Liabilities	44,150	33,413

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
2,400,000 and 2,000,000 shares issued and outstanding, respectively	240	200
Additional paid-in capital	50,260	29,800
Stock Subscriptions Receivable	(3,074)	-
(Deficit) accumulated during development stage	(24,537)	(191)

Total stockholders' equity (deficit)	22,889	29,809

Total Liabilities and Stockholders' Equity	$67,039	$63,222

The accompanying notes to financial statements are
an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012AND 2011,
ANDCUMULATIVE FROM INCEPTION (MAY 17, 2011)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	from
	March 31,	March 31,	inception
	2012	2011

Revenues	$78,500	$-	$102,500

Cost of goods sold	51,810	-	67,650

Gross profit	26,690	-	34,850

Expenses:
Professional fees	21,852	-	26,503
Consulting fees	24,700		24,700
Filing fees	1,329	-	4,751
Travel	2,560		2,560
Other	595	-	873

Total general and administrative expenses	51,036	-	59,387
	-	-
(Loss) from Operations	(24,346)	-	(24,537)

Provision for income taxes	-	-

Net (Loss)	$(24,346)	$-	$(24,537)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,070,330	-

The accompanying notes to financial statements are
an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MAY 17, 2011)
THROUGH MARCH 31, 2012
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
Description	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.015/share)	2,000,000	200	29,800	-	-	30,000

Net (loss) for the period	-	-	-	-	(191)	(191)

Balance -December 31, 2011	2,000,000	200	29,800	-	(191)	29,809

Common stock issued for cash ($0.1/share)	400,000	40	20,460	(3,074)	-	17,426

Net (loss) for the period	-	-	-	-	(24,346)	(24,346)

Balance -March 31, 2012	2,400,000	240	50,260	(3,074)	(24,537)	22,889

The accompanying notes to financial statements are
an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012AND 2011, AND
CUMULATIVE FROM INCEPTION (MAY 17, 2011)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31,	March 31,	Inception
	2012	2011

Operating Activities:
Net (loss)	$(24,346)	$-	$(24,537)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Advances to suppliers	(18)	-	(18)
Deferred offering costs	19,500	-	-
Accounts payable and accrued liabilities	10,737	-	44,150

Net Cash Provided by Operating Activities	5,873	-	19,595

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	17,426	-	47,426

Net Cash Provided by Financing Activities	17,426	-	47,426

Net (Decrease) Increase in Cash	23,299	-	67,021

Cash - Beginning of Period	43,722	-	-

Cash - End of Period	$67,021	$-	$67,021

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
The accompanying notes to financial statements arean integral part of these statements.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2012 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

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

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,200,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $120,000. On March 16, 2012, the Company issued 400,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $40,000. As of March 31, 2012, $3,074 of the proceeds were receivable. Offering costs of $19,500 related to this capital formation activity were charged against the capital raised.

3.  Common Stock

On May 18, 2011, the Company issued1,500,000 shares of common stock tothe director of the Company for $22,500, at a price of $0.015 per share.

On May 23, 2011, the Company issued500,000 shares of common stock tothe secretary of the Company for $7,500, at a price of $0.015 per share.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,200,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $120,000.On March 16, 2012, the Company issued 400,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $40,000. As of March 31, 2012, $3,074 of the proceeds were receivable. Offering costs of $19,500 related to this capital formation activity were charged against the capital raised.

4.  Income Taxes

The provisions for income taxes for the period ended March 31, 2012 (assuming a 23% effective tax rate) were as follows:

Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$5,600
Change in valuation allowance	(5,600)
Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011as follows:

Total deferred tax provision	$-	$-
	2012	2011
Loss carryforwards	$5,644	$44
Less - Valuation allowance	(5,644)	(44)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $24,537 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

5.   Related Party Loans and Transactions

On May 18, 2011, the Company issued1,500,000 shares of common stock tothe director of the Company for $22,500, at a price of $0.015 per share.

On May 23, 2011, the Company issued500,000 shares of common stock tothe secretary of the Company for $7,500, at a price of $0.015 per share.

The Company's director provides rent-freeoffice space to the Company.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Universal,” “we,” “our” or “us” refer to Universal Tech Corp. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended August 31,, 2011,and the notes thereto included in our Registration Statement on Form S-1, which became effective on January 12, 2012.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 (Registration No. 333-177209) filed with the Securities and Exchange Commission, which became effectiveon January 12, 2012. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

Results of Operations

For the period ended March 31, 2012, we had revenues of $78,500.  Cost of sales were $51,810 in the period ended March 31, 2012. Expenses were   $51,036 in the period ended March 31, 2012. Our company did not exist as of March 31, 2011.

For the period ended March 31, 2012, we incurred a net loss of $24,346.  The net loss was brought about principally by consulting and professional fees. Our cumulative net loss during the period from May 17, 2011 (inception) through March 31, 2012 was $24,537.

Liquidity and Capital Resources

As of March 31, 2012, our current assets were $67,021 and our current liabilities were $44,150, resulting in working capital of $22,889.

As of March 31, 2012, our total liabilities were $44,150, all consisting of current liabilities.

Stockholders’ equity was $22,889 at March 31, 2012, net of deferred offering costs of $19,500. This was the result of shares being issued to our officers and directors in exchange for $30,000, shares being issued in our initial public offering in exchange for $40,000 (of which $3,074 remained an unpaid receivable as of March 31, 2012) and a cumulative net loss of $24,537 for the period from inception through March 31, 2012.

For the period ended March 31, 2012, net cash provided by operating activities was $5,873. Net cash provided by operating activities for the period ended March 31, 2012 was mainly the result of sales of artwork.

For the period ended March 31, 2012, net cash provided by investing activities was $0.

Net cash flows provided by financing activities for the period ended March 31, 2012 was $17,426.

Plan of Operation

In January 2012, we held an additional home showing for the sale of our art.

During the first quarter of 2012, we created a database of art-works for sale.  We are in the process of negotiating agreements with the sellers of these art works and we intend to design and print our Corporate Art Portfolio once a sufficient number of those negotiations are favorably concluded. We anticipate that agreements with artists may cost up to $1,500 in legal fees and that printing costs will be between $1,000 and $5,000 depending upon the quantity printed.

In May 2012, we hope to have another home showing of our art works. This will cost less than $1,000 for the cost of refreshments.

During the third quarter of 2012, we intend to have our web-site programmed along with our landing pages, linked to a database such as Goldmine so that our database can manage the leads that we hope to collect through our marketing efforts. We anticipate that this will cost approximately $2,000.

Our web site designer is developing our web site. We anticipate that the design of our web site will cost approximately $4,000. We intend to launch our web site in May or June 2012, using SEO (search engine optimization) through the use of Google ad-words. We believe that this may cost up to $500.

During the third quarter of 2012, we hope to have the same designer, prepare our on-line marketing materials (landing pages, e-letter, and e-brochure). We anticipate that this will cost approximately $1,500.

We are in the process of locating a public relations company. During the first quarter of 2012, we began to interview artists whom we hope to represent exclusively. We have not signed with any such artists yet.

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

We are currently looking for another customer who would be willing to hold a home art gallery opening, and we hope to conduct an additional home gallery opening by May 2012.

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

Additional Equity Raises

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

We still do not have sufficient resources to effectuate our business plan. As of March 31, 2012, we had approximately $39,095 in cash. As noted above, we expect to incur a minimum of $40,000 in expenses during the next twelve months of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2012.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECH CORP.

Date: May 15, 2012	By:	/s/ Avinoam Cohen
Name: Avinoam Cohen Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: May 15, 2012	By:	/s/ Anna Irena de Vincenz
Name: Anna Irena de Vincenz Title: Secretary and Director