Form 10-Q
period 2012-06-30
UNIVERSAL TECH CORP
filed 2012-07-31
CIK 1530874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-177209

UNIVERSAL TECH CORP.

A Delaware Corporation	I.R.S. Employer No. 45-24003399
_____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of July 24, 2012, 2,400,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2012

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$7,734	$43,722
Advances to suppliers	988	-
Deferred offering costs	-	19,500
Total current assets	8,722	63,222

Total Assets	$8,722	$63,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$22,633	$33,413

Total Current Liabilities	22,633	33,413

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 2,400,000 and 2,000,000 shares issued and outstanding, respectively	240	200
Additional paid-in capital	50,260	29,800
Stock Subscriptions Receivable	-	-
(Deficit) accumulated during development stage	(64,411)	(191)

Total stockholders' equity (deficit)	(13,911)	29,809

Total Liabilities and Stockholders' Equity	$8,722	$63,222

The accompanying notes to financial statements are
an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (MAY 17, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	from
	June 30,	June 30,	June 30,	June 30,	inception
	2012	2011	2012	2011

Revenues	$-	$-	$78,500	$-	$102,500

Cost of goods sold	-	-	51,810	-	67,650

Gross profit	-	-	26,690	-	34,850

Expenses:
Professional fees	18,549	-	40,401	-	45,052
Consulting fees	-	24,700	24,700
Filing fees	3,421	-	4,750	-	8,172
Travel	17,360	19,920	19,920
Other	544	-	1,139	-	1,417

Total general and administrative expenses	39,874	-	90,910	-	99,261
	-	-	-	-
(Loss) from Operations	(39,874)	-	(64,220)	-	(64,411)

Provision for income taxes	-	-	-	-

Net (Loss)	$(39,874)	$-	$(64,220)	$-	$(64,411)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$-	$(0.03)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,400,000	939,560	2,235,165	472,376

The accompanying notes to financial statements are
an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MAY 17, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.015/share)	2,000,000	200	29,800	-	30,000

Net (loss) for the period	-	-	-	(191)	(191)

Balance -December 31, 2011	2,000,000	200	29,800	(191)	29,809

Common stock issued for cash ($0.1/share)	400,000	40	20,460	-	20,500

Net (loss) for the period	-	-	-	(64,220)	(64,220)

Balance -June 30, 2012	2,400,000	240	50,260	(64,411)	(13,911)

The accompanying notes to financial statements are
an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011, AND
CUMULATIVE FROM INCEPTION (MAY 17, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30,	June 30,	Inception
	2012	2011

Operating Activities:
Net (loss)	$(64,220)	$-	$(64,411)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Advances to suppliers	(988)	-	(988)
Deferred offering costs	19,500	-	-
Accounts payable and accrued liabilities	(10,780)	-	22,633

Net Cash Used in Operating Activities	(56,488)	-	(42,766)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	20,500	-	50,500

Net Cash Provided by Financing Activities	20,500	-	50,500

Net (Decrease) Increase in Cash	(35,988)	-	7,734

Cash - Beginning of Period	43,722	-	-

Cash - End of Period	$7,734	$-	$7,734

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2012 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of June 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On May 18, 2011, the Company issued 1,500,000 shares of common stock to the director of the Company for $22,500, at a price of $0.015 per share.

On May 23, 2011, the Company issued 500,000 shares of common stock to the secretary of the Company for $7,500, at a price of $0.015 per share.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,200,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $120,000. On March 16, 2012, the Company issued 400,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $40,000 and the offering was terminated. Offering costs of $19,500 related to this capital formation activity were charged against the capital raised.

4. Income Taxes

The provisions for income taxes for the period ended June 30, 2012 (assuming a 23% effective tax rate) were as follows:

2012
Current Tax Provision:
Federal-
Taxable income	$—
Total current tax provision	$—
Deferred Tax Provision:
Federal-
Loss carryforwards	$14,770
Change in valuation allowance	(14,770)
Total deferred tax provision	$—

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$14,814	$44
Less - Valuation allowance	(14,814)	(44)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $64,411 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report, with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended August 31, 2011, and the notes thereto included in our Registration Statement on Form S-1, which became effective on January 12, 2012, and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended March 31,2012,and the notes thereto included in our Quarterly Report on Form 10-Q, for the period ended March 31, 2012.

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

Plan of Operation

Results of Operations

For the six months ended June 30, 2012, we had revenues of $78,500.  Cost of sales was $51,810 in the six months ended June 30, 2012. However, it should be noted that we made no sales and had no revenues during the second quarter of 2012. Expenses were $90,910 in the six months ended June 30, 2012, as compared to $0 in six months ending June 30, 2011. The increase in expenses was mainly a result of professional and consulting fees. Our company did not exist until May 17, 2011.

For the six months ended June 30, 2012, we incurred a net loss of $64,220.  The net loss was brought about principally by consulting and professional fees. Our cumulative net loss during the period from May 17, 2011 (inception) through June 30, 2012 was $64,411.

Liquidity and Capital Resources

As of June 30, 2012, our current assets were $8,722 and our current liabilities were $22,633, resulting in working capital deficit of $13,911.

As of June 30, 2012, our total liabilities were $22,633, all consisting of current liabilities.

Stockholders’ equity was a deficit of $13,911 at June 30, 2012. This was the result of shares being issued to our officers and directors in exchange for $30,000, shares being issued in our initial public offering in exchange for $40,000, minus offering costs of $19,500, and a cumulative net loss of $64,411 for the period from inception through June 30, 2012.

For the period ended June 30, 2012, net cash used by operating activities was $56,488. Net cash used by operating activities for the period ended June 30, 2012 was mainly the result of our net loss during the period.

For the period ended June 30, 2012, net cash provided by investing activities was $0.

Net cash flows provided by financing activities for the period ended June 30, 2012 was $20,500.

We may not have sufficient resources to effectuate our current business plan. As of June 30, 2012, we had $7,734 available in cash.

Plan of Operation

In January 2012, we held a home showing for the sale of our art. We had hoped to have another home showing for the sale of our art in May 2012, but that showing did not take place.

During the first quarter of 2012, we created a database of art-works for sale.  We are in the process of negotiating agreements with the sellers of these art works and we intend to design and print our Corporate Art Portfolio once a sufficient number of those negotiations are favorably concluded. We anticipate that agreements with artists may cost up to $1,500 in legal fees and that printing costs will be between $1,000 and $5,000 depending upon the quantity printed. However, negotiations with artists have been going much more slowly than anticipated. To date, we have no signed agreements with any artist.

During the third quarter of 2012, we intend to have our web-site programmed along with our landing pages, linked to a database such as Goldmine so that our database can manage the leads that we hope to collect through our marketing efforts. We anticipate that this will cost approximately $2,000.

Our web site designer is developing our web site. We anticipate that the design of our web site will cost approximately $4,000. We intended to launch our web site in May or June 2012, using SEO (search engine optimization) through the use of Google ad-words. We believe that this may cost up to $500. As of July 24. 2012, our web site has not been launched.

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

In the second quarter of 2012, we hoped to sell between 2-4 pieces of art for an aggregate total sales price of at least $50,000. During that quarter, we also hoped to negotiate and sign agreements with one or more artists who would give us exclusive representation rights for their work. We also hoped to expand our marketing and public relations efforts during that quarter by entering into an agreement with a public relations company. None of those milestones were reached during the second quarter.

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

For each of the last three paragraphs, our ability to execute our plans is at least partly dependent upon the cash flow from the previous quarter's operations. As noted, we had no sales and no revenues in the second quarter of 2012. There can be no assurance that these plans will materialize at the pace at which we have described them.

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

We still do not have sufficient resources to effectuate our business plan. As of June 30, 2012, we had approximately $7,734 in cash. As a result, the Company is investigating alternative business opportunities, which may include a merger with another company.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2012.

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

UNIVERSAL TECH CORP.

Date: July 31, 2012	By:	/s/ Avinoam Cohen
Name: Avinoam Cohen Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: July 31, 2012		By: /s/ Anna Irena de Vincenz
Name: Anna Irena de Vincenz Title: Secretary and Director