Form 10-Q/A
period 2012-06-30
UNIVERSAL TECH CORP
filed 2012-10-01
CIK 1530874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment Number 1

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

As of July 24, 2012, 2,400,000shares of Common Stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

We are filing this Amendment Number 1 to our Form 10-Q for the period ending June 30, 2012, because FINRA has informed us that it believes that as of June 30, 2012, we were a shell company as defined under the Securities Exchange Act and related rules and regulations.

We are revising our Form 10-Q to check the box indicating that we are a shell company as of June 30, 2012.

No other changes are being made to our Form 10-Q and no information is being updated in this Amendment. Only the changed pages are included with this filing.

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the Commission on July 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECH CORP.

Date: September 30, 2012	By:	/s/ Avinoam Cohen
Name: Avinoam Cohen Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: September 30, 2012		By: /s/ Anna Irena de Vincenz
Name: Anna Irena de Vincenz Title: Secretary and Director