Form 10-K/A
period 2011-12-31
UNIVERSAL TECH CORP
filed 2012-10-02
CIK 1530874

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

Securities registered under Section 12(g) of the Exchange Act: None

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

EXPLANATORY NOTE

As used in this Form 10-K/A, references to the “Company,” “Universal Tech,” “we,” “our” or “us” refer to Universal Tech Corp. unless the context otherwise indicates.

We are filing this Amendment Number 2 to our Form 10-K for the fiscal year ended December 31, 2011 for purposes of including certain information in Part III of the Form 10-K (Items 10-13), as permitted under General Instruction G(3) to Form 10-K, and indicating on the cover page that no securities of the Company are registered under Section 12(g) of the Exchange Act.

This Amendment Number 2 to our Form 10-K does not reflect events occurring after the original filing of the Form 10-K with the SEC on March 1, 2012.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information relating to our current directors and officers including their names, ages, and business experience.

Name and Business Address	Age	Position
Mr. Avinoam Cohen	38	President, CEO, Treasurer and Director
Ms. Anna Irena De Vincenz	50	Secretary and Director

Mr. Cohen has been involved in the art market since 2006. From 2006-2011, he was the Director of the Basha Art Gallery in Jerusalem, Israel. Since 2010, he has also been the CEO of New Vision Gallery in New York City. From 2005-2006 Mr. Cohen worked in a management position as a Director at Feed Pro R&D, Dimona, Israel. From 2001-2004, Mr. Cohen was the director of business development for P.M.C. Investment Group in Jerusalem, Israel, which invests in technology companies.

Ms. De Vincenz holds a Ph.D in Archeology from the Department of Near Eastern Languages, Civilizations and Archeology of the Istituto Universitario Orientalo, Naples, Italy. Since 2004 Ms. De Vincens has been a Senior Fellow at the Albright Institute in Jerusalem, Israel. In 1984, Ms. De Vincenz received a PhD degree from the "Instituto per L'Art e Il Restauro" in Florence, Italy and did her internship in restoration at the Restoration Atelier of the Kurpfalzisches Museum in Heidelberg, Germany. Since 2008 she has been working as a curator at Basha Art Gallery.

There are no familial relationship among our directors and officers. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries, or has a material interest adverse to the Company or to any of its subsidiaries.

Each director of the Company serves for a term of one year or until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

It is expected that our directors will devote between three and five hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

Auditors; Code of Ethics; Financial Expert

Our principal registered independent accountant is Weinberg & Baer, LLC.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors, who are also our officers. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

On May 18, 2011, the Company issued 1,500,000 shares of common stock to Mr. Avinoam Cohen, a director of the Company, for a $22,500 subscription receivable. Payment was received in 2011.

On May 23, 2011, the Company issued 500,000 shares of common stock to Ms. Anna Irena De Vincenz, a director of the Company, for a $7,500 subscription receivable. Payment was received in 2011.

We have no employment agreements with any of our directors or executive officers.

During the period ended December 31, 2011 (from inception), no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them held unexercised stock options as of December 31, 2011. We have no long-term incentive plans.

The following table sets forth information concerning the compensation paid or earned during the period ended December 31, 2011 for services rendered to our Company in all capacities by our principal executive officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE

Non-
						Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Avinoam Cohen(1)	2011	0	0	0	0	0	0	0	0
Anna Irena De Vincenz (2)	2011	0	0	0	0	0	0	0	0

(1)	Avinoam Cohen has been our President, Chief Executive Officer, Treasurer and Director since May 18, 2011.
(2)	Anna Irena De Vincenz has been our Secretary and Director since May 23, 2011.

Outstanding Equity Awards

As of December 31, 2011, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

No compensation was paid to our directors during the period ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of February 20, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,090,000 shares of our common stock issued and outstanding as of February 20, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Universal Tech Corp., 1608 S. Ashland Ave #70547, Chicago, Illinois 60608-2013.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Avinoam Cohen (1)	Common	1,500,000	71.77%
Anna Irena De Vincenz	Common	500,000	23.92%
Directors and Officers as a Group (2 people)	Common	2,000,000	100%

(1)	Our President, Chief Executive Officer, Treasurer and Director
(2)	Our Secretary and Director

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 2, 2012	UNIVERSAL TECH CORP.
	By:	/s/ Avinoam Cohen
Avinoam Cohen
President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Anna Irena De Vincenz
	By:	Anna Irena De Vincenz
(Secretary and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 2, 2012
	By:	/s/ Avinoam Cohen
Avinoam Cohen
President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Anna Irena De Vincenz
	By:	Anna Irena De Vincenz
(Secretary and Director)