Form 10-Q
period 2012-09-30
UNIVERSAL TECH CORP
filed 2012-11-20
CIK 1530874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-177209

UNIVERSAL TECH CORP.
 (Name of Registrant as specified in its charter)

Delaware	45-2400399
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive
Suite 800 - West Tower
West Palm Beach, FL 33401
 (Address of principal executive office)

Phone number: (561) 515-6161
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 19, 2012, 2,400,000 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

RELIANCE ON SECURITIES EXCHANGE COMMISSION EXEMPTIVE ORDER
PURSUANT TO SECTIONS 17A and 36 of the SECURITIES AND EXCHANGE ACT OF 1934
(SEC Release No. 68224 dated November 14, 2012)

The registrant is filing this Quarterly Report on Form 10-Q, for the period ended September 30, 2012, in reliance on the Securities Exchange Commission’s Exemptive Order, issued pursuant to Sections 17A and 36 of the Securities and Exchange Act of 1934 and contained in SEC Release No. 68224 dated November 14, 2012. The registrant was unable to meet the original filing deadline for the above-referenced report as a result of Hurricane Sandy and its aftermath due primarily to slowdowns in the processing and confirmation of XBRL tagging and accuracy.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$2,469	$43,722
Advances to suppliers	18	-
Deferred offering costs	-	19,500
Total current assets	2,487	63,222

Total Assets	$2,487	$63,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$21,021	$33,413

Total Current Liabilities	21,021	33,413

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
2,400,000 and 2,000,000 shares issued and outstanding, respectively	240	200
Additional paid-in capital	50,260	29,800
(Deficit) accumulated during development stage	(69,034)	(191)

Total stockholders' equity (deficit)	(18,534)	29,809

Total Liabilities and Stockholders' Equity (Deficit)	$2,487	$63,222

The accompanying notes to unaudited financial statements are an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (MAY 17, 2011)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Cumulative
	Ended	Ended	Ended	Ended	from
	September 30,	September 30,	September 30,	September 30,	inception
	2012	2011	2012	2011

Revenues	$-	$-	$78,500	$-	$102,500

Cost of goods sold	-	-	51,810	-	67,650

Gross profit	-	-	26,690	-	34,850

Operating Expenses:
Professional fees	2,925	-	43,326	-	47,977
Consulting fees	-	-	24,700	-	24,700
Filing fees	500	-	5,250	-	8,672
Franchise tax expense	928	-	928	-	928
Travel	-	-	19,920	-	19,920
Other	270	-	1,409	-	1,687

Total operating expenses	4,623	-	95,533	-	103,884
	-	-	-	-
(Loss) from Operations	(4,623)	-	(68,843)	-	(69,034)

Provision for income taxes	-	-	-	-

Net (Loss)	$(4,623)	$-	$(68,843)	$-	$(69,034)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-	$(0.03)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,400,000	2,000,000	2,290,511	1,967,153

The accompanying notes to unaudited financial statements are an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MAY 17, 2011)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.015/share)	2,000,000	200	29,800	-	30,000

Net (loss) for the period	-	-	-	(191)	(191)

Balance -December 31, 2011	2,000,000	200	29,800	(191)	29,809

Common stock issued for cash ($0.1/share)	400,000	40	20,460	-	20,500

Net (loss) for the period	-	-	-	(68,843)	(68,843)

Balance - September30, 2012	2,400,000	$240	$50,260	$(69,034)	$(18,534)

The accompanying notes to unaudited financial statements are an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011, AND
CUMULATIVE FROM INCEPTION (MAY 17, 2011)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

	Nine Months	Nine Months	Cumulative
	Ended	Ended	From
	September 30,	September 30,	Inception
	2012	2011

Operating Activities:
Net (loss)	$(68,843)	$-	$(69,034)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Changes in net assets and liabilities-
Advances to suppliers	(18)	-	(18)
Deferred offering costs	19,500	-	-
Accounts payable and accrued liabilities	(12,392)	-	21,021

Net Cash Used in Operating Activities	(61,753)	-	(48,031)

Financing Activities:
Proceeds from common stock	20,500	-	50,500

Net Cash Provided by Financing Activities	20,500	-	50,500

Net (Decrease) Increase in Cash	(41,253)	-	2,469

Cash - Beginning of Period	43,722	-	-

Cash - End of Period	$2,469	$-	$2,469

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to unaudited financial statements are an integral part of these statements.

UNIVERSAL TECH CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2012 the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

2. Development Stage Activities and Going Concern

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4. Income Taxes

The provisions for income taxes for the period ended September 30, 2012 (assuming a 23% effective tax rate) were as follows:

2012

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$15,834
Change in valuation allowance	(15,834)

Total deferred tax provision	$-

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$15,878	$44
Less - Valuation allowance	(15,878)	(44)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $69,034 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

The Company's director provides rent-free office space to the Company. Currently, the value of such rent is deminimus.

6. Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

7.  Subsequent Event

On October 10, 2012, the Company received working capital financing in the form of a $50,000 loan. The loan is due on demand and bears 16% annual interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to the “Company,” “Universal,” “we,” “our” or “us” refer to Universal Tech Corp. unless the context otherwise indicates.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report, with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for the period ended August 31, 2011, and the notes thereto included in our Registration Statement on Form S-1, which became effective on January 12, 2012, with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for the year ended December 31, 2011 and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC,

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 (Registration No. 333-177209) filed with the Securities and Exchange Commission, which became effective on January 12, 2012. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Our Business and Recent Events

We were formed as a corporation pursuant to the laws of the State of Delaware on May 17, 2011. We have historically conducted our business to leverage the burgeoning interest in art investment by tailoring the sales process through a direct sales approach. On October 3, 2012, our former officers and directors resigned and James Davidson was appointed as our sole director and Chief Executive Officer effective upon the resignations. As a result of Mr. Davidson’s appointment, we are evaluating several opportunities in mining and minerals in Brazil and elsewhere. However, there exist no agreements, arrangements or understandings as to any new opportunities or businesses as of the date of this report.

Additional Equity Raises

As of September 30, 2012, we had approximately $2,469 in cash. As a result, we are investigating alternative business opportunities, which may include a merger with another company.

On October 10, 2012, we received working capital financing in the form of a $50,000 loan. The loan is due on demand and bears 16% annual interest.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended September 30, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

For the nine months ended September 30, 2012 and 2011, we had revenues of $78,500 and $0, respectively.  Cost of sales was $51,810 in the nine months ended September 30, 2012. We had  no revenues during the third quarter of 2012 or 2011. Expenses were $95,533 for the nine months ended September 30, 2012, as compared to $0 for the nine months ending September 30, 2011. The increase in expenses was mainly a result of an increase in professional and consulting fees and travel expenses.We commenced operations on  May 17, 2011.

For the nine months ended September 30, 2012, we incurred a net loss of $68,843.  The net loss was brought about principally by consulting and professional fees and travel expenses. Our cumulative net loss during the period from May 17, 2011 (inception) through September 30, 2012was $69,034.

Liquidity and Capital Resources

As of September 30, 2012, our current assets were $2,487 and our current liabilities were $21,021, resulting in working capital deficit of $18,534.

As of September 30, 2012, our total liabilities were $21,021, all consisting of current liabilities.

Stockholders’ equity was a deficit of $18,534 at September 30, 2012. This was the result of shares being issued to our officers and directors in exchange for $30,000, shares being issued in our initial public offering in exchange for $40,000, minus offering costs of $19,500, and a cumulative net loss of $69,034 for the period from inception through September 30, 2012.

For the nine months ended September 30, 2012, net cash used by operating activities was $61,753 and was mainly the result of our net loss during the period.

Net cash flows provided by financing activities for the nine months ended September 30, 2012was $20,500 and consisted of net proceeds from the sale of our common stock.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2011. We may not have sufficient resources to effectuate our current business plan. As of September 30, 2012, we had $2,469available in cash.

Contractual Obligations

In the normal course of business, we may have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. At September 30, 2012, we did not have any material contractual obligations that would require us to pay cash in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS† XBRL Instance Document

101.SCH † XBRL Taxonomy Schema

101.CAL † XBRL Taxonomy Calculation Linkbase

101.DEF † XBRL Taxonomy Definition Linkbase

101.LAB † XBRL Taxonomy Label Linkbase

101.PRE † XBRL Taxonomy Presentation Linkbase

* Filed herewith.

† Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL TECH CORP.

Date: November 20, 2012	By:	/s/ James Davidson
Name: James Davidson Title:Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

Date: November 20, 2012		By: /s/ Adam Wasserman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)