Form 10-K
period 2012-12-31
Sanborn Resources, Ltd.
filed 2013-03-29
CIK 1530874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-177209

SANBORN RESOURCES, LTD.
(Exact name of registrant as specified in charter)

Delaware	45-24003399
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

777 South Flagler Drive
Suite 800 - West Tower
West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 515-6161
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Title Of Each Class

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes    ☐      No       ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☑      No       ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☐     No     ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      ☑      No      ☐

Number of shares of common stock outstanding as of March 29, 2013 was 240,000,000

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $300,000.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE – None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

New risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors”  in this Annual Report on Form 10-K for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

PART I

ITEM 1. BUSINESS.

As used in this annual report, references to  “Sanborn”, “Universal Tech”, “Universal Tech Corp.”, the “Company”, “we”, “our” or “us” refer to Sanborn Resources, Ltd., unless the context otherwise indicates.

Corporate History

Sanborn Resources, Ltd. (formerly Universal Tech Corp.) was incorporated under the laws of the State of Delaware on May 17, 2011. We are a development stage company that has generated only $102,500 in revenues to date.   On March 4, 2013, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (1) effect a one hundred for one (100:1) forward split of our  common stock, (2) change the name of the Company to “Sanborn Resources, Ltd.” from “Universal Tech Corp.” and (iii) change our authorized stock to one billion (1,000,000,000) shares of common stock, par value $0.0001 per share, and twenty million (20,000,000) shares of preferred stock, par value $0.0001 per share.

Our Business

From the period from inception (May 17, 2011) through October 3, 2012, we focused on investing in the international art market through purchasing and reselling artwork.   On October 3, 2012, in connection with a change in management, we commenced evaluating several opportunities in mining and minerals in Brazil and elsewhere.  To date, we have had preliminary confidential discussions with several businesses concerning possible opportunities.  However, there exist no agreements, arrangements or understandings as to any new opportunities or businesses as of the date of this annual report.

Our Target Market

Our target market consisted of professionals and business owners who had income of approximately $250,000 per year or more, and who had not previously purchased art. We believed that many of these investors were seeking ways to diversify their investments with tangible assets.

Our Customers

Potential purchasers included collectors, investors and aesthetic buyers.  Collectors consist of museums and individuals who are knowledgeable about art and are seeking to create a meaningful and cohesive grouping of fine art. They generally purchase through all three distribution channels.  Investors may be collectors as well. However, their purchasing strategy is generally based on the likelihood that the purchased work will appreciate in value, rather than (or in addition to) aesthetic and conceptual considerations.  Investors also purchase art from galleries, art dealers and at auction, as well as directly from artists.  Aesthetic buyers purchase individual works of fine art for the pleasure they afford them and to enhance their surroundings. Unlike the other purchasers, the purchases of aesthetic buyers may not involve research or expertise. This segment tends to purchase primarily at art galleries.  We primarily targeted investors and did not focus on the other two types of art purchasers.

Distribution

Art sales channels include auction houses, galleries or art dealers, and the artists themselves.  A small number of prominent international auction houses deal in fine and decorative arts, including Sotheby’s, Christie’s, Bonhams, Dorotheum, Phillips de Pury and Swann. However, fine art is also sold at smaller local auction houses in connection with estate sales and general auctions.  In recent years, online auctions have become a major channel for selling art.  Online auction houses include LiveAuctioneers.com, eBay Art and eWolfs.  Art galleries and dealers include sophisticated professionals who represent both emerging and established artists as well as businesses that sell homemade crafts and mass reproductions.   Many serious collectors and investors purchase directly from the artists. This approach requires considerable expertise and time, as purchasers need to learn about the artists, identify promising talent and develop relationships.  In recent years, art fairs and shows have become an established feature of the art market. Both galleries and artists display at fairs and shows.  In 2011 and 2012, we sponsored “home gallery openings” where we displayed the artwork at parties held in private homes to potential purchasers.  We hosted one such event in each of Israel and the United Kingdom.  We did not have a long-term formal written agreement with any of our suppliers, and typically transacted business with our suppliers on an order-by-order basis.  We purchased all of the artwork on consignment.

Our Customer Relations Strategy

It is our belief that that the experience of entering a gallery is daunting for many first-time purchasers of art and that many potential art buyers will not enter a gallery for fear of appearing ignorant or unsophisticated. By bringing the gallery into the comfort zone of the home or office, we believe that we made it easier for potential art collectors to become actual purchasers. In addition, by positioning the purchase as an investment opportunity, we think that we moved the conversation into an area in which the professionals and small business owners we are targeting feel a greater competence, i.e. investments. We also focused on educating our customers about the artworks, and hoped that this would help us create ongoing multi-purchase relationships with the customers.

Competition

We are not aware of any competitors that used our approach to art sales. However, we competed with many traditional large art galleries and other dealers, including dealers who sold exclusively through the internet. These included industry leaders Sotheby’s and Christie’s, as well as other, smaller art sellers.

Employees

We do not have any employees. Our officers and director work for us on a part time basis as independent contractors.

ITEM 1A.  RISK FACTORS.

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

For the period from Inception (May 17, 2011) through October 3, 2012, we were located at 1608 S. Ashland Ave #70547, Chicago, Illinois 60608-2013. This office space was provided to us by a former officer and director at no cost. As of October 3, 2012, we use an office space located at 777 South Flagler Drive, Suite 800-West Tower, West Palm Beach, Florida 33401. We pay a monthly rent of $355. We believe that these facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not presently a party to any material legal proceedings nor are we aware of any such threatened or pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was originally approved for quotation on the OTC Bulletin Board on May 10, 2012 under the trading symbol UTCC.  In connection with our forward split, in March 2013, we filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”). The forward split is scheduled to take effect in late March or April, 2013. Upon approval of the forward split, FINRA will issue us a new ticker symbol for trading purposes.

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

Record Holders

As of March 29, 2013, we had outstanding 240,000,000 shares of common stock, which were held by 13 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, none of our equity securities were authorized to be issued under any compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On March 4, 2013, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (1) effect a one hundred for one (100:1) forward split of our common stock, (2) change our name to Sanborn Resources, Ltd. and (iii) change the authorized stock to one billion (1,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the forward split.

Additional Equity Raises

As of December 31, 2012, we had approximately $2,346 in cash. As a result, we are investigating alternative business opportunities, which may include a merger with another company.

On October 10, 2012, we received working capital financing in the form of a $50,000 loan. The loan is due on demand and bears 16% annual interest.

On February 26, 2013, we issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended December 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Development Stage Company

We are presented as a development stage company. Activities during the development stage include organizing the business and raising capital.  We are a development stage company with insignificant revenues and no profits. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, is considered a development stage company.

Revenue Recognition

We recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Results of Operations

For the year ended December 31, 2012 and for the period from Inception (May 17, 2011) to December 31, 2011, we had revenues of $78,500 and $24,000, respectively.  Cost of sales was $51,810 and $15,840 for the year ended December 31, 2012 and for the period from Inception (May 17, 2011) to December 31, 2011 respectively. Gross profit during the year ended December 31, 2012 and for the period from Inception (May 17, 2011) to December 31, 2011 were at 34% for both periods.

Operating Expenses were $160,778 for the year ended December 31, 2012, as compared to $8,351 for the period from Inception ((May 17, 2011) to December 31, 2011. The increase in expenses was mainly a result of an increase in professional, consulting fees and travel expenses. Our business began on May 17, 2011 and accordingly, we had minimal operations for the prior period.

For the year ended December 31, 2012 and for the period from Inception ((May 17, 2011) to December 31, 2011, we incurred a net loss of $135,753 and $191, respectively.  Our cumulative net loss during the period from May 17, 2011 (inception) through December 31, 2012 was $135,944.

Liquidity and Capital Resources

As of December 31, 2012, our current assets were $2,346 and our current liabilities were $69,037, resulting in working capital deficit of $66,691. We have been funding our operations through the issuance of notes payable and through the sale of our common stock for operating capital purposes.

Operating Activities

For the year ended December 31, 2012, net cash flows used in operating activities was $130,629 and was primarily attributable to our net loss of $135,753. For the period from Inception (May 17, 2011) to December 31, 2011, net cash flows provided by operating activities was $13,722 and was primarily attributable to our net loss of $191, offset by total changes in assets and liabilities of $13,913 due to an increase in deferred offering cost of $19,500, and decrease in accounts payable and accrued liabilities of $33,413.

Financing Activities

Net cash flows provided by financing activities were $89,253 for the year ended December 31, 2012. We received net proceeds from the sale of our common stock of $20,500, contributed capital of $18,753 and proceeds from issuance of notes payable of $50,000. For the period from Inception (May 17, 2011) to December 31, 2011, net cash provided by financing activities was $30,000 received from sale of common stock of $30,000.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2012. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of December 31, 2012, we had $2,346 available in cash.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operation, and cash flows.

The following table summarizes our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	6- 10 Years
Contractual Obligations:
Note payable	50,000	50,000	-	-	-

Total Contractual Obligations	$50,000	$50,000	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Reports of Independent Registered Public Accounting Firm	F-2

Financial Statements-

Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Statements of Operations for the Year Ended December 31, 2012, Period from Inception (May 17, 2011) to December 31, 2011, and Period from Inception (May 17, 2011) to December 31, 2012	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the Period from Inception (May 17, 2011) to December 31, 2012	F-5

Statements of Cash Flows for the Year Ended December 31, 2012, Period from Inception (May 17, 2011) to December 31, 2011, and Period from Inception (May 17, 2011) to December 31, 2012	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sanborn Resources, Ltd.
West Palm Beach, Florida

We have audited the accompanying balance sheets of Sanborn Resources, Ltd., (formerly Universal Tech Corp.), (a Delaware corporation in the development stage) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012, for the period from Inception (May 17, 2011) to December 31, 2011 and for the period from Inception (May 17, 2011) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanborn Resources, Ltd. (formerly Universal Tech Corp.). as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from Inception (May 17, 2011) to December 31, 2011 and for the period from Inception (May 17, 2011) to December 31, 2012in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred net loss of $135,753 for the year ended December 31, 2012 and accumulated deficit of $135,944 as of December 31, 2012. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
March 14, 2013

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2012	2011

Current Assets:
Cash and cash equivalents	$2,346	$43,722
Deferred offering costs	-	19,500
Total current assets	2,346	63,222

Total Assets	$2,346	$63,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$17,371	$33,413
Accrued interest payable	1,666	-
Note payable	50,000	-

Total Current Liabilities	69,037	33,413

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized	-	-
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized;
240,000,000 and 200,000,000 shares issued and outstanding, respectively	24,000	20,000
Additional paid-in capital	45,253	10,000
Accumulated deficit during development stage	(135,944)	(191)

Total stockholders' equity (deficit)	(66,691)	29,809

Total Liabilities and Stockholders' Equity (Deficit)	$2,346	$63,222

See accompanying notes to financial statements.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year	Period from Inception	Period from Inception
	Ended	(May 17, 2011) to	(May 17, 2011) to
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$78,500	$24,000	$102,500

Cost of goods sold	51,810	15,840	67,650

Gross profit	26,690	8,160	34,850

Expenses:
Professional fees	101,568	4,651	106,219
Consulting fees	24,700	-	24,700
Filing fees	10,250	3,422	13,672
Franchise tax expense	928	-	928
Travel	19,920	-	19,920
General and administrative	3,412	278	3,690

Total operating expenses	160,778	8,351	169,129
	-	-
Loss from Operations	(134,088)	(191)	(134,279)

Other Expense	(1,666)	-	(1,666)

Loss before provision for income taxes	(135,753)	(191)	(135,944)

Provision for income taxes	-	-

Net Loss	$(135,753)	$(191)	$(135,944)

Net loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	231,803,279	198,034,934	218,806,700

See accompanying notes to financial statements.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MAY 17, 2011)
THROUGH DECEMBER 31, 2012

				Accumulated
				Deficit
	Common stock		Additional	During the	Total
	0.0001 Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance from inception (May 17, 2011)	-	$-	$-	$-	$-

Common stock issued for cash	200,000,000	20,000	10,000	-	30,000

Net loss for the period	-	-	-	(191)	(191)

Balance -December 31, 2011	200,000,000	20,000	10,000	(191)	29,809

Common stock issued for cash	40,000,000	4,000	16,500	-	20,500

Contributed capital	-	-	18,753	-	18,753

Net loss for the period	-	-	-	(135,753)	(135,753)

Balance - December 31, 2012	240,000,000	$24,000	$45,253	$(135,944)	$(66,691)

See accompanying notes to financial statements.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year	Period from Inception	Period from Inception
	Ended	(May 17, 2011) to	(May 17, 2011) to
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,753)	$(191)	$(135,944)
Adjustments to reconcile net loss to net cash
provided by (used in) by operating activities:
Changes in net assets and liabilities:
Deferred offering costs	19,500	(19,500)	-
Accrued interest payable	1,666	-	1,666
Accounts payable and accrued liabilities	(16,042)	33,413	17,371

Net Cash Provided by (Used in) by Operating Activities	(130,629)	13,722	(116,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	50,000	-	50,000
Contributed capital	18,753	-	18,753
Proceeds from common stock	20,500	30,000	50,500

Net Cash Provided by Financing Activities	89,253	30,000	119,253

Net (Decrease) Increase in Cash	(41,376)	43,722	2,346

Cash - Beginning of Period	43,722	-	-

Cash - End of Year	$2,346	$43,722	$2,346

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sanborn Resources, Ltd., formerly Universal Tech Corp. (the “Company”), is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on May 17, 2011. The business plan of the Company is to become a leading company in the field of direct marketing and sale of art.

On March 4, 2013, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (1) effect a one hundred for one (100:1) forward split of the Company’s common stock, (2) change the name of the Company to Sanborn Resources, Ltd. and (iii) change the authorized stock to one billion (1,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the forward split.

Basis of Presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates and Assumptions

The  preparation  of  the financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management to  make estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues and  expenses  during  the  reporting  period. Actual results could differ from those estimates.

Development Stage Company

The Company is presented as a development stage company. Activities during the development stage include organizing the business and raising capital.  The Company is a development stage company with insignificant revenues and no profits. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, is considered a development stage company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’ account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At December 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities;
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data; and
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for accounts payable and accrued interest approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the note payable at December 31, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008.  ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the non-employee’s service period.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2012 and 2011.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, it is highly certain that some positions taken would be situated upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is most likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the Securities and Exchange Commission (“SEC”), whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a stockholders’ deficit and accumulated deficit of $66,691 and $135,944, respectively, as of December 31, 2012, negative cash flows from operating activities and net loss of $130,629 and $135,753, respectively, for the year ended December 31, 2012. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – NOTE PAYABLE

On October 10, 2012, the Company issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes. Note payable and accrued interest as of December 31, 2012 amounted to $50,000 and $1,666, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

On May 18, 2011, the Company sold 150,000,000 post-split (1,500,000 pre-split) shares of common stock to the director of the Company for gross proceeds of $22,500, at a price of  $0.00015 post-split ($0.015 pre-split) per share.

On May 23, 2011, the Company sold 50,000,000 post-split (500,000 pre-split) shares of common stock to the secretary of the Company for gross proceeds of $7,500, at a price of $0.00015 post-split ($0.015 pre-split) per share.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 120,000,000 post-split (1,200,000 pre-split) shares of newly issued common stock at an offering price of $0.001 post-split ($0.10 pre-split) per share for proceeds of up to $120,000. On March 16, 2012, the Company sold 40,000,000 post-split (400,000 pre-split) shares of common stock pursuant to the Registration Statement on Form S-1 for gross proceeds of $40,000. The Company paid offering costs of $19,500 related to this sale of the Company’s common stock and were charged against additional paid in capital.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – INCOME TAXES

The provisions for income taxes for the years ended December 31, 2012 and 2011 (assuming a 23% effective tax rate) were as follows:

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$31,223	$44
Change in valuation allowance	(31,223)	(44)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011 as follows:

	2012	2011

Loss carryforwards	$31,267	$44
Less - Valuation allowance	(31,267)	(44)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2012 and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $136,000 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 18, 2011, the Company sold 150,000,000 post-split (1,500,000 pre-split) shares of common stock to the director of the Company for gross proceeds of $22,500, at a price of $0.00015 post-split ($0.015 pre-split) per share.

On May 23, 2011, the Company sold 50,000,000 post-split (500,000 pre-split) shares of common stock to the secretary of the Company for gross proceeds of $7,500, at a price of $0.00015 post-split ($0.015 pre-split) per share.

On October 3, 2012, the director of the Company contributed capital for operating expenses amounting to $18,753. The Company recorded such contributed capital to additional paid in capital.

NOTE 7 – SUBSEQUENT EVENTS

On February 26, 2013, the Company issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

On March 4, 2013, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (1) effect a one hundred for one (100:1) forward split of the Company’s common stock, (2) change the name of the Company to Sanborn Resources, Ltd. and (iii) change the authorized stock to one billion (1,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock.  The forward split is scheduled to take effect on or about March 20, 2013. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the forward split.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of December 31, 2012, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and the members of our board of directors. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Position
James Davidson	65	Chief Executive Officer, Director
Adam Wasserman	48	Chief Financial Officer
Avinoam Cohen	39	Former President, Former Chief Executive Officer, Former Treasurer and Former Director
Anna Irena De Vincenz	51	Former Secretary and Former Director

James Davidson, Chief Executive Officer and Director.  Mr. Davidson has served as our Chief Executive Officer and director since October 3, 2012.  He has principally been a private investor for more than the past five years.  Mr. Davidson has served as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director of California Gold Corp. (CLGC.OB) since 2007.  Mr. Davidson has also served as a director of TurkPower Corporation (TURK.QB) since 2011.  Additionally, Mr. Davidson is Vice-President and Secretary of NMX Holdings, a private media holding company, as well as Chairman and a director of Ouro do Brasil Holdings Ltd., a privately owned mining venture, and director of Core Values Mining and Exploration, Ltd., a private mining company.  Mr. Davidson was chosen to be a director of the Company based on his mining industry and financial experience.

Adam Wasserman, Chief Financial Officer.  Mr. Wasserman has served as our Chief Financial Officer since November 16, 2012.  Mr. Wasserman has served as the chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively, since February 1999. CFO Oncall provides chief financial officer services to various companies where he is an integral member of executive management responsible for financial and accounting matters. He has a strong background in SEC filings, financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls and has served companies domestically and internationally. Mr. Wasserman currently serves as the chief financial officer of Oriental Dragon Corp. since June 2010, Apps Genius Corp since January 2010, and Pershing Gold Corporation since September 2010. Mr. Wasserman also served as chief financial officer for other companies all under the terms of the consulting agreement with CFO Oncall. From 1991 to 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida and from 1986 to 1991, he was employed by Deloitte & Touche, LLP. Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants, is a director, treasurer and an executive board member of Gold Coast Venture Capital Association and is a director and audit committee member of CD International Enterprises, Inc. (Pink: CDII) since January 2010.

Avinoam Cohen, Former President, Former Chief Executive Officer, Former Treasurer and Former Director.  Mr. Cohen served as our President, Chief Executive Officer, Treasurer and Director from 2011 through the date of his resignation from all positions with the Company on October 3, 2012.  Mr. Cohen has been involved in the art market since 2006. From 2006-2011, he was the Director of the Basha Art Gallery in Jerusalem, Israel. Since 2010, he has also been the CEO of New Vision Gallery in New York City. From 2005-2006 Mr. Cohen worked in a management position as a Director at Feed Pro R&D, Dimona, Israel. From 2001-2004, Mr. Cohen was the director of business development for P.M.C. Investment Group in Jerusalem, Israel, which invests in technology companies.  Mr. Cohen was chosen to be a director of the Company based on his knowledge of the art market.

Anna Irena De Vincenz, Former Secretary and Former Director.   Ms. De Vincenz served as our Secretary and Director from 2011 through the date of her resignation from all positions with the Company on October 3, 2012.   Ms. De Vincenz holds a Ph.D in Archeology from the Department of Near Eastern Languages, Civilizations and Archeology of the Istituto Universitario Orientalo, Naples, Italy. Since 2004 Ms. De Vincens has been a Senior Fellow at the Albright Institute in Jerusalem, Israel. In 1984, Ms. De Vincenz received a PhD degree from the "Instituto per L'Art e Il Restauro" in Florence, Italy and did her internship in restoration at the Restoration Atelier of the Kurpfalzisches Museum in Heidelberg, Germany. Since 2008 she has been working as a curator at Basha Art Gallery.  Ms. De Vincenz was chosen to be a director of the Company based on her knowledge of the art market.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the NYSE MKT or another national exchange. The audit committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We intend to establish a compensation committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the NYSE MKT or another national exchange. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee will also administer our stock option plans and recommend and approve grants of stock options under such plans.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2012, all executive officer compensation was determined by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no equity securities registered under Section 12 of the Exchange Act, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

2012 and 2011 Summary Compensation Table

The following table summarizes, for the period from Inception (May 17, 2011) to December 31, 2011 and the fiscal year ended December 31, 2012, the annual and long-term compensation paid to (1) each person who served as our principal executive officer during fiscal 2012 and (2) our two most highly compensated executive officers as of December 31, 2012 with compensation during fiscal 2012 of $100,000 or more (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
James Davidson, Chief Executive Officer and Director	2012	21,000	-	21,000
	2011	-	-	-
Avinoam Cohen, Chief Executive Officer, President, Treasurer and Director	2012	-	-	-
	2011	-	-	-

Agreements with Executive Officers

None.

2011 Outstanding Equity Awards at Fiscal Year End

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 29, 2013 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Sanborn Resources, Ltd., 777 South Flagler Drive, Suite 800 - West Tower, West Palm Beach, FL 33401.  As of March 29, 2013, we had 240,000,000 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
James Davidson	200,000,000	83.33%
Adam Wasserman	-	-
Officers and Directors as a group (Two persons)	200,000,000	83.33%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 29, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 18, 2011, the Company issued 150,000,000 post-split (1,500,000 pre-split) shares of common stock to Mr. Avinoam Cohen, a director of the Company, for a $22,500 subscription receivable. Payment was received in 2011.

On May 23, 2011, the Company issued 50,000,000 post-split (500,000 pre-split) shares of common stock to Ms. Anna Irena De Vincenz, a director of the Company, for a $7,500 subscription receivable. Payment was received in 2011.

On October 3, 2012, a former director of the Company contributed capital in the amount of $18,753 for our operating expenses.

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

	Year Ended December 31,
	2011	2012
Audit Fees (1)	$9,000	$10,500
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$250	$250
Total Fees	$9,250	$10,750

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.

(2)
Audit-related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.

(3)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.

Pre-Approval Policies and Procedures.  All audit and non-audit services for the period from Inception (May 17, 2011) through December 31, 2011 and the fiscal year ended December 31, 2012 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011)
3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
10.1	Form of Note issued on October 10, 2012 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2012
10.2	Form of Note issued on February 26, 2013 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2012)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANBORN RESOURCES LTD.

Date: March 29, 2013	By:	/s/ James Davidson
Name: James Davidson
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Adam Wasserman
Name: Adam Wasserman
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ James Davidson	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013
James Davidson

/s/ Adam Wasserman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2013
Adam Wasserman

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011)
3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
10.1	Form of Note issued on October 10, 2012 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2012
10.2	Form of Note issued on February 26, 2013 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2012)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.