Form 10-Q
period 2013-03-31
Sanborn Resources, Ltd.
filed 2013-05-20
CIK 1530874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-177209

SANBORN RESOURCES LTD.
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

As of May 20, 2013, 40,250,000 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

SANBORN RESOURCES, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Current Assets:
Cash and cash equivalents	$21,452	$2,346
Note receivable	10,000	-
Prepaid expenses	18,095	-
Total current assets	49,547	2,346

Total Assets	$49,547	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$17,970	$17,371
Accrued interest payable	6,005	1,666
Notes payable	150,000	50,000

Total Current Liabilities	173,975	69,037

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized;
240,000,000 shares issued and outstanding	24,000	24,000
Additional paid-in capital	45,253	45,253
Accumulated deficit during development stage	(193,682)	(135,944)

Total stockholders' deficit	(124,429)	(66,691)

Total Liabilities and Stockholders' Deficit	$49,547	$2,346

See accompanying notes to unaudited financial statements.

SANBORN RESOURCES, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	Period from Inception
	Ended	Ended	(May 17, 2011) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$78,500	$102,500

Cost of goods sold	-	51,810	67,650

Gross profit	-	26,690	34,850

Expenses:
Professional fees	19,783	21,852	105,002
Compensation	15,000	-	36,000
Consulting fees	-	24,700	24,700
Travel expenses	4,301	2,560	24,221
General and administrative	14,314	1,924	32,604

Total operating expenses	53,398	51,036	222,527
	-	-
Loss from Operations	(53,398)	(24,346)	(187,677)

Interest Expense	(4,340)	-	(6,006)

Loss before provision for income taxes	(57,737)	(24,346)	(193,682)

Provision for income taxes	-	-	-

Net Loss	$(57,737)	$(24,346)	$(193,682)

Net loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	240,000,000	207,032,967	221,591,241

See accompanying notes to unaudited financial statements.

SANBORN RESOURCES, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months	Period from Inception
	Ended	Ended	(May 17, 2011) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,737)	$(24,346)	$(193,682)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Changes in net assets and liabilities:
Deferred offering costs	-	19,500	-
Prepaid expenses	(18,095)	(18)	(18,095)
Accrued interest payable	4,340	-	6,006
Accounts payable and accrued expenses	599	10,737	17,971

Net Cash (Used in) Provided by Operating Activities	(70,894)	5,873	(187,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(10,000)	-	(10,000)

Net Cash Used in Investing Activities	(10,000)	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	100,000	-	150,000
Contributed capital	-	-	18,753
Proceeds from common stock	-	17,426	50,500

Net Cash Provided by Financing Activities	100,000	17,426	219,253

Net Increase in Cash	19,106	23,299	21,452

Cash - Beginning of Period	2,346	43,722	-

Cash - End of Period	$21,452	$67,021	$21,452

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sanborn Resources, Ltd., formerly Universal Tech Corp. (the “Company”), is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on May 17, 2011. The business plan of the Company was in the field of direct marketing and sale of art.

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

On April 17, 2013, Inti Holdings Limited, a corporation incorporated pursuant to the laws of the Cayman Islands (“Inti Holdings”), and a newly formed wholly owned subsidiary of the Company, purchased, effective April 3, 2013, 100% of the outstanding capital stock of  Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”), pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (the “Rae Wallace Shareholders, and the agreement, the “Share Purchase Agreement”).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties. Following the acquisition, the Company intends to focus its efforts on mining and minerals in Peru.

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2012.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At March 31, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Prepaid expenses

Prepaid expenses of $18,095 and $0 at March 31, 2013 and December 31, 2012, respectively, consist primarily of prepayments in cash for legal services and prepaid compensation which are being amortized over the terms of their respective agreements.

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

The carrying amounts reported in the balance sheet for prepaid expense, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the note payable at March 31, 2013, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008.  ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2013 and 2012.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a stockholders’ deficit and accumulated deficit of $124,429 and $193,682, respectively, as of March 31, 2013, negative cash flows from operating activities and net loss of $70,894 and $57,737, respectively, for the three months ended March 31, 2013. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – NOTE RECEIVABLE

In January 2013, the Company was issued a note receivable of $10,000 by Rae Wallace (see Note 1). The note is non-interest bearing. The Borrower has the option of paying the principal sum to the Company in advance in full or in part at any time without premium or penalty. The principal shall become due and be paid in full on demand, which demand may be made by the Company at any time after March 1, 2013. Note receivable as of March 31, 2013 amounted to $10,000.

NOTE 4 – NOTES PAYABLE

On October 10, 2012, the Company issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

On January 16, 2013, the Company issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

On February 27, 2013, the Company issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

Notes payable and accrued interest as of March 31, 2013 amounted to $150,000 and $6,005, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

On May 18, 2011, the Company sold 150,000,000 shares of common stock to a former director of the Company for gross proceeds of $22,500, at a price of $0.00015 per share.

On May 23, 2011, the Company sold 50,000,000 post-split shares of common stock to the former secretary of the Company for gross proceeds of $7,500, at a price of $0.00015 per share.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 120,000,000 shares of newly issued common stock at an offering price of $0.001 per share for proceeds of up to $120,000. On March 16, 2012, the Company sold 40,000,000 shares of common stock pursuant to the Registration Statement on Form S-1 for gross proceeds of $40,000. The Company paid offering costs of $19,500 related to this sale of the Company’s common stock and were charged against additional paid in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 18, 2011, the Company sold 150,000,000 shares of common stock to a former director of the Company for gross proceeds of $22,500, at a price of $0.00015 per share.

On May 23, 2011, the Company sold 50,000,000 shares of common stock to the former secretary of the Company for gross proceeds of $7,500, at a price of $0.00015 per share.

On October 3, 2012, the former director of the Company contributed capital for operating expenses amounting to $18,753. The Company recorded such contributed capital to additional paid in capital.

NOTE 7 – SUBSEQUENT EVENTS

On April 17, 2013, Inti Holdings, a corporation incorporated pursuant to the laws of the Cayman Islands, and a newly formed wholly owned subsidiary of the Company, purchased, effective April 3, 2013, 100% of the outstanding capital stock of Rae Wallace, pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (see Note 1).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties.

In April 2013, contemporaneously with the closing of the acquisition of Rae Wallace, the Company collected the $10,000 note receivable (see Note 3).

On April 10, 2013, the Company issued a note payable amounting to $775,000. The note bears interest at 8% per annum and is due after thirteen months, unless extended by the holder. This note may be accelerated upon the sale of any equity or equity-linked securities in the minimum amount of $1,000,000 net proceeds to the Company. The proceeds of this note was used for the acquisition of Rae Wallace and working capital purposes.

In May 2013, the Company cancelled 199,750,000 shares of common stock owned by the Company’s Chief Executive Officer. In connection with the return of the 199,750,000 shares of common stock, the Company valued the cancelled shares at par value of $0.0001 per share and recorded it against paid in capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our Business and Recent Events

We were formed as a corporation pursuant to the laws of the State of Delaware on May 17, 2011. We historically conducted our business to leverage the burgeoning interest in art investment by tailoring the sales process through a direct sales approach. On October 3, 2012, our former officers and directors resigned and James Davidson was appointed as our sole director and Chief Executive Officer.

On March 4, 2013, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (1) effect a one hundred for one (100:1) forward split of our common stock, (2) change our name to Sanborn Resources, Ltd. and (iii) change the authorized stock to one billion (1,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the forward split.  In May 2013, we cancelled 199,750,000 shares of our common stock owned by our Chief Executive Officer.

On April 17, 2013, Inti Holdings Limited, a corporation incorporated pursuant to the laws of the Cayman Islands (“Inti Holdings”), and a newly formed wholly owned subsidiary of the Company, purchased, effective April 3, 2013, 100% of the outstanding capital stock of  Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”), pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (the “Rae Wallace Shareholders, and the agreement, the “Share Purchase Agreement”).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties. Following the acquisition, we intend to focus our efforts on mining and minerals in Peru.

Recent Financings

On January 16, 2013, we issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

On February 26, 2013, we issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

On April 10, 2013, we issued a note payable amounting to $775,000. The note bears interest at 8% per annum and is due after thirteen months, unless extended by the holder. This note may be accelerated upon the sale of any equity or equity-linked securities in the minimum amount of $1,000,000 net proceeds to the Company. The proceeds of this note were used for the acquisition of Rae Wallace and working capital purposes.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended March 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Results of Operations

For the three months ended March 31, 2013 and 2012, we had revenues of $0 and $78,500, respectively.  Cost of sales was $ 0 and $51,810 for the three months ended March 31, 2013 and 2012 respectively. Gross profit during the three months ended March 31, 2013 and 2012 were 0% and 34%, respectively.

Operating expenses were $53,398 for the three months ended March 31, 2013, as compared to $51,036 for the three months ended March 31, 2012. The increase in expenses was primarily attributable to an increase in compensation to our Chief Executive Officer and an increase in general administrative expense offset by a decrease in consulting fees.

Interest expense in connection with the issuance of notes payable amounted to $4340 and $0 during the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 and 2012, we incurred a net loss of $57,737 and $24,346, respectively.  Our cumulative net loss during the period from May 17, 2011 (inception) through March 31, 2013 was $193,682.

Liquidity and Capital Resources

As of March 31, 2013, our current assets were $49,547 and our current liabilities were $173,975, resulting in working capital deficit of $124,428. We have been funding our operations through the issuance of notes for operating capital purposes.

On April 10, 2013, we issued a note payable amounting to $775,000. The note bears interest at 8% per annum and is due after thirteen months, unless extended by the holder. This note may be accelerated upon the sale of any equity or equity-linked securities in the minimum amount of $1,000,000 net proceeds to the Company. The proceeds of this note were used for the acquisition of Rae Wallace and working capital purposes.

Operating Activities

For the three months ended March 31, 2013, net cash flows used in operating activities was $70,894 and was primarily attributable to our net loss of $57,737 add back by total changes in assets and liabilities of $13,156 due to an increase in prepaid expenses of $18,095 and an increase in accrued interest payable of $4,340. For the three months ended March 31, 2012, net cash flows provided by operating activities was $5,873 and was primarily attributable to our net loss of $24,346, offset by total changes in assets and liabilities of $30,219 due to a decrease in deferred offering cost of $19,500, and increase in accounts payable and accrued liabilities of $10,737.

Investing Activities

Net cash flows used in investing activities were $10,000 for the three months ended March 31, 2013. We were issued a note receivable of $10,000 in January 2013.

Financing Activities

Net cash flows provided by financing activities were $100,000 for the three months ended March 31, 2013. We received net proceeds from issuance of notes payable of $100,000. For the three months ended March 31, 2012, net cash provided by financing activities was $17,426 which was received from sale of common stock.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2012. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of March 31, 2013, we had $21,452 available in cash.

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

The following table summarizes our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	6- 10 Years
Contractual Obligations:
Notes payable including accrued interests	156,005	156,005	-	-	-

Total Contractual Obligations	$156,005	$156,005	$-	$-	$-

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description

10.1 *	Promissory Note Agreement dated April 10, 2013

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SANBORN RESOURCES LTD.

Date: May 20, 2013	By:	/s/ James Davidson
Name: James Davidson Title: Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

Date: May 20, 2013		By: /s/ Adam Wasserman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)