Form 10-Q
period 2013-06-30
Sanborn Resources, Ltd.
filed 2013-08-19
CIK 1530874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 19, 2013, 40,250,000 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

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

SANBORN RESOURCES, LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,588	$2,346
Taxes receivable	79,381	-
Prepaid expenses and other current assets	12,189	-
Total current assets	97,159	2,346

Other Assets:
Property and equipment, net	22,828	-
Mineral rights	616,530	-
Total other assets	639,358	-

Total Assets	$736,517	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes payable	$1,015,000	$50,000
Accounts payable and accrued expenses	155,992	19,037
Due to related parties	23,266	-

Total Current Liabilities	1,194,258	69,037

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized;
40,250,000 and 240,000,000 shares issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively	4,025	24,000
Additional paid-in capital	65,228	45,253
Accumulated deficit during development stage	(478,415)	(135,944)
Accumulated other comprehensive loss	(48,578)	-

Total stockholders' deficit	(457,741)	(66,691)

Total Liabilities and Stockholders' Deficit	$736,517	$2,346

 See accompanying notes to unaudited consolidated financial statements.

SANBORN RESOURCES, LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Period from Inception (May 17, 2011) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Professional fees	97,366	18,549	117,149	40,401	202,368
Compensation	15,000	-	30,000	-	51,000
Mining concession fees	122,865	-	122,865	-	122,865
General and administrative	31,026	21,325	49,641	50,509	112,550

Total operating expenses	266,257	39,874	319,655	90,910	488,783
	-	-	-	-
Operating loss from continuing operations	(266,257)	(39,874)	(319,655)	(90,910)	(488,783)

Interest expense	(18,476)	-	(22,816)	-	(24,482)

Loss from continuing operations before provision for income taxes	(284,733)	(39,874)	(342,471)	(90,910)	(513,265)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(284,733)	(39,874)	(342,471)	(90,910)	(513,265)

Discontinued operations:
Income from discontinued operations, net of tax	-	-	-	26,690	34,850

Net Loss	$(284,733)	$(39,874)	$(342,471)	$(64,220)	$(478,415)

Comprehensive Loss
Net loss	$(284,733)	$(39,874)	$(342,471)	$(64,220)	$(478,415)

Other Comprehensive Income (Loss)
Unrealized foreign currency translation income (loss)	(48,578)	-	(48,578)	-	(48,578)

Comprehensive Income (Loss)	$(333,311)	$(39,874)	$(391,049)	$(64,220)	$(526,993)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	-	-	-	-	-
	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	136,832,418	240,000,000	188,131,215	223,516,500	211,651,740

 See accompanying notes to unaudited consolidated financial statements.

SANBORN RESOURCES, LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended	Period from Inception (May 17, 2011) to
	June 30,	June 30,	June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(342,471)	$(64,220)	$(478,415)
Adjustments to reconcile net loss to net cash
provided by (used in) by operating activities:
Depreciation	1,506	-	1,506
Changes in net assets and liabilities:
Deferred offering costs	-	19,500	-
Taxes receivable	(1,615)	-	(1,615)
Prepaid expenses and other current assets	(2,983)	(988)	(2,983)
Accounts payable and accrued expenses	123,660	(10,780)	142,697

Net Cash Used in Operating Activities	(221,902)	(56,488)	(338,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(10,000)	-	(10,000)
Payment received on note receivable	10,000	-	10,000
Cash acquired in acquisition	10,678	-	10,678
Cash used in acquisition	(750,265)	-	(750,265)

Net Cash Used in Investing Activities	(739,587)	-	(739,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	965,000	-	1,015,000
Contributed capital	-	-	18,753
Proceeds from common stock	-	20,500	50,500

Net Cash Provided by Financing Activities	965,000	20,500	1,084,253

Effect of Exchange Rate Changes on Cash	(269)	-	(269)

Net Increase in Cash	3,242	(35,988)	5,588

Cash - Beginning of Period	2,346	43,722	-

Cash - End of Period	$5,588	$7,734	$5,588

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Purchase of prepaid expense and other current assets upon acquisition	$93,033	$-	$93,033
Purchase of property and equipment upon acquisition	$25,981	$-	$25,981
Purchase of mineral rights upon acquisition	$659,733	$-	$659,733
Assumption of liabilities upon acquisition	$39,160	$-	$39,160

See accompanying notes to unaudited consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sanborn Resources, Ltd., formerly Universal Tech Corp. (the “Company”), was incorporated under the laws of the State of Delaware on May 17, 2011. The Company’s business was in the field of direct marketing and sale of art.

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

On April 17, 2013 and effective on April 3, 2013, Inti Holdings Limited (“Inti Holdings”), a corporation incorporated on January 8, 2013 pursuant to the laws of the Cayman Islands (“Inti Holdings”), and a newly formed wholly owned subsidiary of the Company, purchased 100% of the outstanding capital stock of  Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”), pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (the “Rae Wallace Shareholders, and the agreement, the “Share Purchase Agreement”).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties. Following the acquisition, the Company decided to discontinue its marketing and sale of art business and intends to focus its efforts on mining and minerals in Peru. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

Basis of presentation and Principle of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries, Inti Holdings and Rae Wallace. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2013, and the results of operations and cash flows for the six months ended June 30, 2013 have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures used in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Form 10-K filed on March 29, 2013 and such consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. At June 30, 2013, significant estimates includes the valuation of property and equipment and mineral rights.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Prepaid expenses and other current assets

Prepaid expenses of $12,189 and $0 at June 30, 2013 and December 31, 2012, respectively, consist primarily of prepayments in cash for legal services and prepaid compensation which are being amortized over the terms of their respective agreements.

Taxes receivable

Under Peruvian law, the Impuesto General a las Ventas (“IGV”) is a tax imposed at a rate of 18% of the value of any goods or services purchased. IGV is generally refundable within the year in which it is paid. Refund applications may only be made by companies that are trading within Peru and collecting IGV from customers, by exporters or by companies that have an agreement with the tax authority for the early collection of IGV. Taxes receivable amounted to $79,381 and $0 at June 30, 2013 and December 31, 2012, respectively.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. ASC 930-805, “Extractive Activities-Mining: Business Combinations”, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•	The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.
•	The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally two to eight years.

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at June 30, 2013.

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company and Inti Holdings is the U.S. dollar and the functional currency of the Company’s wholly owned subsidiary, Rae Wallace, is Peruvian Nuevo Sol (“PEN”), the official currency of Peru. Capital accounts of Rae Wallace  are translated into United States dollars from PEN at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the period from acquisition date to June 30, 2013. A summary of the conversion rates for the periods presented is as follows:

June 30, 2013
Period end PEN: U.S. dollar exchange rate	2.7304
Average for the period from acquisition date to June 30, 2013 PEN: U.S. dollar exchange rate	2.6323

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

Accounting Standards Update (“ASU”) No. 2011-05 amends Financial Accounting Standards Board (“FASB”) Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income (loss) in the statement of changes in equity, and (2) to require presentation of net income (loss) and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income (loss). The amendments in this update are to be applied prospectively. For the Company, comprehensive loss for the six months ended June 30, 2013 included net loss and foreign currency translation adjustments.

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The carrying amounts reported in the balance sheet for prepaid expense and other current assets, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the note payable at June 30, 2013, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

In addition, ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008.  ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In April 2013, the FASB released ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations or cash flows.

Updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a stockholders’ deficit and accumulated deficit of $457,741 and $478,415, respectively, as of June 30, 2013, negative cash flows from operating activities and net loss of $221,902 and $342,471, respectively, for the six months ended June 30, 2013. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – NOTE RECEIVABLE

In January 2013, the Company was issued a note receivable of $10,000 by Rae Wallace (see Note 1). The note was non-interest bearing. The Borrower had the option of paying the principal sum to the Company in advance in full or in part at any time without premium or penalty. The principal was due on demand, which demand may be made by the Company at any time after March 1, 2013. In April 2013, contemporaneously with the closing of the acquisition of Rae Wallace, the Company collected the $10,000 note receivable.

NOTE 4 – ACQUISITION

On April 17, 2013 and effective April 3, 2013, through the Company’s wholly owned subsidiary, Inti Holdings, purchased 100% of the outstanding capital stock of Rae Wallace, pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (see Note 1).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. In addition to the purchase price, the Company paid other fees directly related to the acquisition such as legal fees of $15,265 and finder’s fees of $35,000 which adds to a total purchase price of $750,265. The Share Purchase Agreement is being accounted for as an acquisition of assets rather than a business pursuant to Financial Accounting Standards Board Accounting Standards Codification 805-50-30 “Business Combinations”.

The Company believes that Rae Wallace does not constitute a business. Rae Wallace has inputs (mineral rights) and does not have any processes and outputs. Rae Wallace does not have ongoing exploration and operational processes to explore, evaluate, develop and extract minerals. In addition, Rae Wallace has no employees working on exploration and development of the mineral properties. There are no environmental and production permits.  As a result, the Company concluded that Rae Wallace does not constitute a business.

Accordingly, assets acquired through a transaction that is not a business combination shall be measured based on the cash consideration paid plus either the fair value of the non-cash consideration given or the fair value of the assets acquired, whichever is more clearly evident.

NOTE 4 – ACQUISITION (continued)

The purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Prepaid expense and other current assets (including cash of $10,678)	$103,711
Property and equipment	25,981
Mineral rights	659,733
Liabilities	(39,160)

Net purchase price	$750,265

NOTE 5 – DISCONTINUED OPERATIONS

Following the acquisition pursuant to the Share Purchase Agreement (see Note 4), the Company decided to discontinue its marketing and sale of art business and intends to focus its efforts on mining and minerals in Peru. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

The following table indicates selected financial data of the Company’s discontinued operations of its marketing and sale of art business.

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2013	2012	2013	2012
Revenues	$-	$-	$-	$78,500
Cost of revenues	-	-	-	51,810
Gross profit	-	-	-	26,690
Operating and other non-operating expenses	-	-	-	-
Income from discontinued operations	$-	$-	$-	$26,690

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2013	December 31, 2012
Furniture and fixtures	8 years	$953	$-
Office and computer equipment	2 - 8 years	3,446	-
Vehicles and mining equipment	3 - 8 years	19,881	-
		24,280	-
Less: accumulated depreciation		(1,452)	-
Total		$22,828	$-

For the six months ended June 30, 2013 and 2012, depreciation expense amounted to $1,506 and $0 respectively.

NOTE 7 – MINERAL RIGHTS

On April 17, 2013 and effective April 3, 2013, through the Company’s wholly owned subsidiary, Inti Holdings, purchased 100% of the outstanding capital stock of Rae Wallace, pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (see Note 1). Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties. The Company’s mineral claims which are located in Peru include (1) Liscay Project (2) Toro Blanco Project (3) Cayhua Project (4) Lachoc Project (5) Lagartija Project (6) Mirko Project (7) San Felipe Project and (8) Sura Project.

As of June 30, 2013, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs.

NOTE 8 – NOTES PAYABLE

On October 10, 2012, the Company issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

On January 16, 2013 and February 27, 2013, the Company issued notes payable in the aggregate amount of $100,000. The notes bear interest at 16% per annum and are due on demand. The note was used for working capital purposes.

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

On June 13, 2013, the Company issued a note payable amounting to $90,000. The note bears interest at 16% per annum and shall be payable on demand. The Company shall have the right at any time to pay all or portion of the principal amount without notice or penalty. The note was used for working capital purposes.

At June 30, 2013, notes payable amounted to $1,015,000 and accrued interest payable, which is included in accounts payable and accrued expenses amounted to $24,424.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

NOTE 9 – STOCKHOLDERS’ DEFICIT (continued)

In May 2013, the Company cancelled 199,750,000 shares of common stock owned by the Company’s Chief Executive Officer. In connection with the return of the 199,750,000 shares of common stock, the Company valued the cancelled shares at par value of $0.0001 per share and recorded it against paid in capital.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

The former owner of Rae Wallace, from time to time, provided advances to Rae Wallace for operating expenses. At June 30, 2013, the Company had a payable to the former owner of Rae Wallace amounting to $23,266. These advances are short-term in nature and non-interest bearing.

NOTE 11 – SUBSEQUENT EVENTS

On July 31, 2013, the Company issued a note payable amounting to $50,000. The note bears interest at 16% per annum and shall be payable on demand. The Company shall have the right at any time to pay all or portion of the principal amount without notice or penalty. The note was used for working capital purposes.

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

On April 17, 2013, Inti Holdings Limited, a corporation incorporated on January 8, 2013 pursuant to the laws of the Cayman Islands (“Inti Holdings”), and a newly formed wholly owned subsidiary of the Company, purchased, effective April 3, 2013, 100% of the outstanding capital stock of  Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”), pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (the “Rae Wallace Shareholders, and the agreement, the “Share Purchase Agreement”).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. In addition to the purchase price, the Company paid legal fees of $15,265 and finder’s fees of $35,000 directly related to the acquisition. Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties. Following the acquisition, we decided to discontinue our marketing and sale of art business and we intend to focus our efforts on mining and minerals in Peru. Prior periods have been restated in our consolidated financial statements and related footnotes to conform to this presentation.

Recent Financings

On October 10, 2012, we issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

On January 16, 2013 and February 27, 2013, we issued notes payable in the aggregate amount of $100,000. The notes bear interest at 16% per annum and are due on demand. The note was used for working capital purposes.

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

On June 13, 2013 and July 31, 2013, we issued notes payable in an aggregate amount of $140,000. The notes bear interest at 16% per annum and shall be payable on demand. We shall have the right at any time to pay all or portion of the principal amount without notice or penalty. The note was used for working capital purposes.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended June 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Development Stage Company

We are presented as a development stage company. Activities during the development stage include organizing the business and raising capital.  We are a development stage company with insignificant revenues and no profits. The Company has not commenced significant operations and, in accordance with ASC Topic 915 “Development Stage Entities”, is considered a development stage company.

Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned subsidiaries. In the preparation of our unaudited consolidated financial statements, intercompany transactions and balances are eliminated.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, we have not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. ASC 930-805, “Extractive Activities-Mining: Business Combinations”, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

Long-Lived Assets

We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.  An impairment is considered to exist when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount.

Results of Operations

Our business began on May 17, 2011. We are still in our development stage and have not generated revenues to date in connection with our current mining business.

For the Three and Six months ended June 30, 2013 and 2012

For the six months ended June 30, 2013, operating expenses were $319,655, as compared to $90,910 for the six months ended June 30, 2012. For the three months ended June 30, 2013, operating expenses were $266,257 as compared to $39,874 for the three months ended June 30, 2012. The increase in operating expenses for the three and six month period were primarily attributable to the increase in compensation to our chief executive officer of $15,000 and $30,000, the increase in professional fees primarily due to accounting and legal fees related to public company filing and reporting requirements of $78,817 and $76,748, and the increase in mining concession fees related to mining fees paid for the mineral right located in Peru of $122,865 for both periods.

Interest expense in connection with the issuance of our notes payable dated from October 2012 to June 2013 amounted to $18,476 and $22,816 during the three and six months ended June 30, 2013, respectively. We did not have a comparable expense in the prior periods.

For the six months ended June 30, 2013 and 2012, we incurred income from discontinued operations of $0 and $26,690, respectively, which was related to our previous business.

For the six months ended June 30, 2013 and 2012, we incurred a net loss of $342,471 and $64,220, respectively.  For the three months ended June 30, 2013 and 2012, we incurred a net loss of $284,733 and $39,874, respectively.  Our cumulative net loss during the period from May 17, 2011 (inception) through June 30, 2013 was $478,415.

Liquidity and Capital Resources

As of June 30, 2013, our current assets were $97,159 and our current liabilities were $1,194,258, resulting in working capital deficit of $1,097,099. We have been funding our operations through the issuance of notes for operating capital purposes.

On October 10, 2012, we issued a note payable amounting to $50,000. The note bears interest at 16% per annum and is due on demand. The note was used for working capital purposes.

On January 16, 2013 and February 27, 2013, we issued notes payable in the aggregate amount of $100,000. The notes bear interest at 16% per annum and are due on demand. The note was used for working capital purposes.

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

On June 13, 2013 and July 31, 2013, we issued notes payable in an aggregate amount of $140,000. The notes bear interest at 16% per annum and shall be payable on demand. We shall have the right at any time to pay all or portion of the principal amount without notice or penalty. The note was used for working capital purposes.

Operating Activities

For the six months ended June 30, 2013, net cash flows used in operating activities was $221,902 and was primarily attributable to our net loss of $342,471 adjusted for the add back by depreciation of $1,506 and offset by net changes in operating assets and liabilities of $119,063 due to an increase in accounts payable and accrued expenses of $123,660. For the six months ended June 30, 2012, net cash flows used in operating activities was $56,488 and was primarily attributable to our net loss of $64,220 and  net changes in operating assets and liabilities of $7,732 resulting from a decrease in deferred offering cost of $19,500, and an decrease in accounts payable and accrued expenses of $10,780.

Investing Activities

Net cash flows used in investing activities were $739,587 for the six months ended June 30, 2013 and compared to $0 for the six months ended June 30, 2012. During the six months ended June 30, 2013, we used cash for the acquisition of Rae Wallace for $750,265 and we acquired cash from such acquisition for $10,678. Additionally, we were issued a note receivable of $10,000 in January 2013 and in April 2013, we collected such note receivable.

Financing Activities

Net cash flows provided by financing activities were $965,000 for the six months ended June 30, 2013 resulting from net proceeds received from issuance of notes payable of $965,000. For the six months ended June 30, 2012, net cash provided by financing activities was $20,500 which was received from sale of common stock.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2012. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of June 30, 2013, we had $5,588 available in cash.

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

The following table summarizes our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	6- 10 Years
Contractual Obligations:
Notes payable including accrued interests	1,039,424	1,039,424	-	-	-

Total Contractual Obligations	$1,039,424	$1,039,424	$-	$-	$-

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description

10.5 *	Promissory Note Agreement dated April 10, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS† XBRL Instance Document

101.SCH † XBRL Taxonomy Schema

101.CAL † XBRL Taxonomy Calculation Linkbase

101.DEF † XBRL Taxonomy Definition Linkbase

101.LAB † XBRL Taxonomy Label Linkbase

101.PRE † XBRL Taxonomy Presentation Linkbase

* (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013).

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

SANBORN RESOURCES LTD.

Date: August 19, 2013	By:	/s/ James Davidson
Name: James Davidson Title: Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Adam Wasserman
Name: Adam Wasserman Title: Chief Financial Officer (Principal Financial and Accounting Officer)