Form 10-Q
period 2013-09-30
Sanborn Resources, Ltd.
filed 2013-11-18
CIK 1530874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-177209

SANBORN RESOURCES LTD.

(Name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-2400399 (IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 18, 2013, 40,250,000 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

SANBORN RESOURCES, LTD. AND SUBSIDIARY

(FORMERLY UNIVERSAL TECH CORP.)

(A DEVELOPMENT STAGE COMPANY)

Financial Statements

SEPTEMBER 30, 2013

3

SANBORN RESOURCES, LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	2013		2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 155		$ 2,346
Taxes receivable	76,716		-
Prepaid expenses	8,249		-
Total current assets	85,120		2,346

Other Assets:
Property and equipment, net	21,560		-
Mineral rights	621,906		-
Total other assets	643,466		-

Total Assets	$ 728,586		$ 2,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:		#
Notes payable	$ 1,065,000		$ 50,000
Accounts payable and accrued expenses	148,785		19,037
Due to related parties	23,468		-

Total Current Liabilities	1,237,253		69,037

Commitments and Contingencies	-		-

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized;
40,250,000 and 240,000,000 shares issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively	4,025		24,000
Additional paid-in capital	65,228		45,253
Accumulated deficit during development stage	(535,102)		(135,944)
Accumulated other comprehensive loss	(42,818)		-

Total stockholders' deficit	(508,667)		(66,691)

Total Liabilities and Stockholders' Deficit	$ 728,586		$ 2,346

 See accompanying notes to unaudited consolidated financial statements.

SANBORN RESOURCES, LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	Period from Inception
	Ended	Ended	Ended	Ended	(May 17, 2011) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	5,277	2,925	122,426	43,326	207,645
Compensation	16,600	-	46,600	-	67,600
Mining concession fees	17,875	-	140,740	-	140,740
General and administrative	10,855	1,698	60,496	52,207	123,405

Total operating expenses	50,607	4,623	370,262	95,533	539,390

Operating loss from continuing operations	(50,607)	(4,623)	(370,262)	(95,533)	(539,390)

Other Income (Expense)
Other income	20,506	-	20,506	-	20,506
Interest expense	(26,586)	-	(49,402)	-	(51,068)

Total other expense	(6,080)	-	(28,896)	-	(30,562)

Loss from continuing operations before provision for income taxes	(56,687)	(4,623)	(399,158)	(95,533)	(569,952)

Provision for Income Taxes	-	-	-	-	-

Loss from continuing operations	(56,687)	(4,623)	(399,158)	(95,533)	(569,952)

Discontinued operations:
Income from discontinued operations, net of tax	-	-	-	26,690	34850

Net Loss	$ (56,687)	$ (4,623)	$ (399,158)	$ (68,843)	$ (535,102)

Comprehensive Loss
Net loss	$ (56,687)	$ (4,623)	$ (399,158)	$ (68,843)	$ (535,102)

Other Comprehensive Income (Loss)
Unrealized foreign currency translation income (loss)	5,760	-	(42,818)	-	(42,818)

Comprehensive Income (Loss)	$ (50,927)	$ (4,623)	$ (441,976)	$ (68,843)	$ (577,920)

Loss per common share, basic and diluted:
Loss from continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Loss from discontinued operations	0.00	0.00	0.00	0.00	0.00
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	88,277,322	240,000,000	138,295,788	229,051,100	193,707,901

See accompanying notes to unaudited consolidated financial statements.

SANBORN RESOURCES, LTD. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months	Period from Inception
	Ended	Ended	(May 17, 2011) to
	September 30,	September 30,	September 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (399,158)	$ (68,843)	$ (535,102)
Adjustments to reconcile net loss to net cash
provided by (used in) by operating activities:
Depreciation	3,017	-	3,017
Changes in net assets and liabilities:
Deferred offering costs	-	19,500	-
Taxes receivable	1,840	-	1,840
Prepaid expenses	974	-	974
Accounts payable and accrued expenses	116,293	(12,410)	135,330

Net Cash Used in Operating Activities	(277,034)	(61,753)	(393,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(10,000)	-	(10,000)
Payment received on note receivable	10,000	-	10,000
Cash acquired in acquisition	10,678	-	10,678
Cash used in acquisition	(750,265)	-	(750,265)

Net Cash Used in Investing Activities	(739,587)	-	(739,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,015,000	-	1,065,000
Contributed capital	-	-	18,753
Proceeds from common stock	-	20,500	50,500

Net Cash Provided by Financing Activities	1,015,000	20,500	1,134,253

Effect of Exchange Rate Changes on Cash	(726)	-	(726)

Net Increase in Cash	(2,346)	(41,253)	(0)

Cash - Beginning of Period	2,346	43,722	-

Cash - End of Period	$ (0)	$ 2,469	$ (0)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Purchase of prepaid expense and other current assets upon acquisition	$ 93,033	$ -	$ 93,033
Purchase of property and equipment upon acquisition	$ 25,981	$ -	$ 25,981
Purchase of mineral rights upon acquisition	$ 659,733	$ -	$ 659,733
Assumption of liabilities upon acquisition	$ 39,160	$ -	$ 39,160

See accompanying notes to unaudited consolidated financial statements.

SANBORN RESOURCES, LTD. AND SUBSIDIARY

(FORMERLY UNIVERSAL TECH CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

On April 17, 2013 and effective on April 3, 2013, Inti Holdings Limited (“Inti Holdings”), a corporation incorporated on January 8, 2013 pursuant to the laws of the Cayman Islands (“Inti Holdings”), and a newly formed wholly owned subsidiary of the Company, purchased 100% of the outstanding capital stock of  Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”), pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (the “Rae Wallace Shareholders, and the agreement, the “Share Purchase Agreement”).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties. Following the acquisition, the Company decided to discontinue its marketing and sale of art business and intended to focus its efforts on mining and minerals in Peru.

Basis of presentation and Principle of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries, Inti Holdings and Rae Wallace. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2013, and the results of operations and cash flows for the nine months ended September 30, 2013 have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures used in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Form 10-K filed on March 29, 2013 and such consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. At September 30, 2013, significant estimates include the valuation of property and equipment and mineral rights.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At September 30, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Taxes receivable

Under Peruvian law, the Impuesto General a las Ventas (“IGV”) is a tax imposed at a rate of 18% of the value of any goods or services purchased. IGV is generally refundable within the year in which it is paid. Refund applications may only be made by companies that are trading within Peru and collecting IGV from customers, by exporters or by companies that have an agreement with the tax authority for the early collection of IGV. Taxes receivable amounted to $76,716 and $0 at September 30, 2013 and December 31, 2012, respectively.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at September 30, 2013.

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company and Inti Holdings is the U.S. dollar and the functional currency of the Company’s wholly owned subsidiary, Rae Wallace, is Peruvian Nuevo Sol (“PEN”), the official currency of Peru. Capital accounts of Rae Wallace are translated into United States dollars from PEN at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the period from acquisition date to September 30, 2013.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the conversion rates for the periods presented is as follows:

September 30, 2013
Period end PEN: U.S. dollar exchange rate	2.7068
Average for the period from acquisition date to September 30, 2013 PEN: U.S. dollar exchange rate	2.6296

Comprehensive Income (Loss)

Accounting Standards Update (“ASU”) No. 2011-05 amends Financial Accounting Standards Board (“FASB”) Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income (loss) in the statement of changes in equity, and (2) to require presentation of net income (loss) and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income (loss). The amendments in this update are to be applied prospectively. For the Company, comprehensive loss for the nine months ended September 30, 2013 included net loss and foreign currency translation adjustments.

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

The carrying amounts reported in the balance sheet for prepaid expense and other current assets, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the note payable at September 30, 2013, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations nor cash flows.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a stockholders’ deficit and accumulated deficit of approximately $509,000 and $535,000, respectively, as of September 30, 2013, negative cash flows from operating activities and net loss of approximately $277,000 and $399,000, respectively, for the nine months ended September 30, 2013. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012
Revenues	$-	$-	$-	$78,500
Cost of revenues	-	-	-	(51,810)
Gross profit	-	-	-	26,690
Operating and other non-operating expenses	-	-	-	-
Income (loss) from discontinued operations	$-	$-	$-	$26,690

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2013	December 31, 2012
Furniture and fixtures	8 years	$961	$-
Office and computer equipment	2 - 8 years	3,476	-
Vehicles and mining equipment	3 - 8 years	20,053	-
		24,490	-
Less: accumulated depreciation		(2,930)	-
Total		$21,560	$-

For the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $3,017 and $0, respectively.

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

As of September 30, 2013, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs.

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

Between June 13, 2013 and July 13, 2013, the Company issued notes payable aggregating to $140,000. The notes bear interest at 16% per annum and shall be payable on demand. The Company shall have the right at any time to pay all or portion of the principal amount without notice or penalty. The notes were used for working capital purposes.

At September 30, 2013 and December 31, 2012, notes payable amounted to $1,065,000 and $50,000, respectively, and accrued interest payable, which is included in accounts payable and accrued expenses amounted to $51,067 and $1,666 respectively.

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

The former owner of Rae Wallace, from time to time, provided advances to Rae Wallace for operating expenses. At September 30, 2013, the Company had a payable to the former owner of Rae Wallace amounting to $23,468. These advances are short-term in nature and non-interest bearing.

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

On April 17, 2013, Inti Holdings Limited, a corporation incorporated on January 8, 2013 pursuant to the laws of the Cayman Islands (“Inti Holdings”), and a newly formed wholly owned subsidiary of the Company, purchased, effective April 3, 2013, 100% of the outstanding capital stock of  Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”), pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (the “Rae Wallace Shareholders, and the agreement, the “Share Purchase Agreement”).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. In addition to the purchase price, the Company paid legal fees of $15,265 and finder’s fees of $35,000 directly related to the acquisition. Rae Wallace is the owner of certain properties and mineral rights located in Peru. Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties. Following the acquisition, we decided to discontinue our marketing and sale of art business and intended to focus our efforts on mining and minerals in Peru.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended September 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Results of Operations

Our business began on May 17, 2011. We are still in our development stage and have not generated revenues to date.

For the Three and Nine months ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, operating expenses were $370,262, as compared to $95,533 for the nine months ended September 30, 2012. For the three months ended September 30, 2013, operating expenses were $50,607 as compared to $4,623 for the three months ended September 30, 2012. The increase in operating expenses for the three and nine month periods were primarily attributable to the increase in compensation to our chief executive officer of $16,600 and $46,600 respectively, the increase in professional fees primarily due to accounting and legal fees related to public company filing and reporting requirements increased of $2,352 and $79,100 respectively, and the increase in mining concession fees related to mining fees paid for the mineral right located in Peru of $17,875 and $140,740, respectively.

Interest expense in connection with the issuance of our notes payable dated from October 2012 to September 2013 amounted to $26,586 and $49,402 during the three and nine months ended September 30, 2013, respectively. We did not have a comparable expense in the prior periods.

For the nine months ended September 30, 2013 and 2012, we incurred income (loss) from discontinued operations of $0 and $26,690, respectively, which was related to our previous business. We did not incur income (loss) from discontinued during the three months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013 and 2012, we incurred a net loss of $399,158 and $68,843, respectively.  For the three months ended September 30, 2013 and 2012, we incurred a net loss of $56,687 and $4,623, respectively.  Our cumulative net loss during the period from May 17, 2011 (inception) through September 30, 2013 was $535,102.

Liquidity and Capital Resources

As of September 30, 2013, our current assets were $85,120 and our current liabilities were $1,237,253, resulting in working capital deficit of $1,152,133. We have been funding our operations through the issuance of notes for operating capital purposes.

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

Operating Activities

For the nine months ended September 30, 2013, net cash flows used in operating activities was $277,034 and was primarily attributable to our net loss of $399,158 adjusted for the add back by depreciation of $3,017 and offset by net changes in operating assets and liabilities of $119,107 due to an increase in accounts payable and accrued expenses of $116,293. For the nine months ended September 30, 2012, net cash used by operating activities was $61,753 and was mainly the result of our net loss during the period.

Investing Activities

Net cash flows used in investing activities were $739,587 for the nine months ended September 30, 2013 and compared to $0 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we used cash for the acquisition of Rae Wallace for $750,265 and we acquired cash from such acquisition for $10,678. Additionally, we were issued a note receivable of $10,000 in January 2013 and in April 2013, we collected such note receivable.

Financing Activities

Net cash flows provided by financing activities were $1,015,000 for the nine months ended September 30, 2013 resulting from net proceeds received from issuance of notes payable of $1,015,000. Net cash flows provided by financing activities for the nine months ended September 30, 2012was $20,500 and consisted of net proceeds from the sale of our common stock.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2012. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of September 30, 2013, we had $155 available in cash.

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

The following table summarizes our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	6- 10 Years
Contractual Obligations:
Notes payable including accrued interests	1,116,067	1,116,067	-	-	-

Total Contractual Obligations	$1,116,067	$1,116,067	$-	$-	$-

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

7

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

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SANBORN RESOURCES LTD.

Date: November 18, 2013	By:	/s/ Kristian Andresen
Name: Kristian Andresen Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

