Form 10-K
period 2013-12-31
Sanborn Resources, Ltd.
filed 2014-03-27
CIK 1530874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      ☑      No      ☐

Number of shares of common stock outstanding as of March 25, 2014 was 42,674,381.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $10,400,000.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

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

PART I

ITEM 1. Business.

As used in this annual report, references to  “Sanborn”, “Universal Tech”, “Universal Tech Corp.”, the “Company”, “we”, “our” or “us” refer to Sanborn Resources, Ltd., unless the context otherwise indicates.  On October 10, 2013, James Davidson, our Chief Executive Officer and director, and Adam Wasserman, our Chief Financial Officer resigned.  Concurrently with such resignations, Kristian Andresen was elected to serve as the sole officer and director of the Company.

Corporate History

Sanborn Resources, Ltd. (formerly Universal Tech Corp.) was incorporated under the laws of the State of Delaware on May 17, 2011. We are a development stage company that has generated only $102,500 of in revenues to date, which related to discontinued operations.

On March 4, 2013, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (1) effect a one hundred for one (100:1) forward split of our  common stock, (2) change the name of the Company to “Sanborn Resources, Ltd.” from “Universal Tech Corp.” and (iii) change our authorized stock to one billion (1,000,000,000) shares of common stock, par value $0.0001 per share, and twenty million (20,000,000) shares of preferred stock, par value $0.0001 per share.  In May of 2013, we cancelled 199,750,000 shares of our common stock owned by James Davidson.

Rae Wallace

On April 17, 2013, Inti Holdings Limited, a corporation incorporated pursuant to the laws of the Cayman Islands (“Inti Holdings”), and a newly formed wholly owned subsidiary of the Company, purchased, effective April 3, 2013, 100% of the outstanding capital stock of Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”), pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (the “Rae Wallace Shareholders”, and the agreement, the “Share Purchase Agreement”).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000.  Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties.  Following the acquisition, we intended to focus our efforts on mining and minerals in Peru.

Effective December 30, 2013, we entered into a Stock Purchase Agreement, as filed with the SEC on January 13, 2014, in which, in exchange for the consideration as detailed below, we transferred all of our shareholdings of our holly owned subsidiary Inti Holdings Limited, a corporation formed under the laws of the Cayman Islands (“Inti”) to Tuscan Capital, Ltd., a corporation formed under the laws of the Cayman Islands (“Tuscan”).

Pursuant to the Agreement, as partial consideration for the Corporation’s transfer of all of the issued and outstanding shares of common stock of Inti, Tuscan consented to the assignment and assumption of all obligations and amounts due pursuant to three promissory notes in which the Corporation borrowed a total of $150,000 USD.  All of the note holders have signed consents to such assignments to Tuscan, and therefore, the Corporation is no longer indebted for such amounts due thereunder.  Additionally, as consideration of the transfer of all of the issued and outstanding shares of common stock of Inti to Tuscan, Tuscan has released and cancelled three promissory notes in which Tuscan had loaned the Corporation a total of $915,000 USD.

As reported with the Securities and Exchange Commission in a Current Report on Form 8-K on April 23, 2013, Inti, a wholly owned subsidiary of the Corporation, through a Share Purchase Agreement, purchased 100% of the outstanding capital stock of Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”).  Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties.

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

Employees

We do not have any employees. Our sole officer and director Kristian Andresen, works for us as an independent contractor.

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

Record Holders

As of March 25, 2014, we had outstanding 42,674,381 shares of common stock, which were held by 18 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, none of our equity securities were authorized to be issued under any compensation plans.

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

Additional Equity Raises

As of December 31, 2013, we had approximately $17,094 in cash. As a result, we are investigating alternative business opportunities, which may include a merger with another company.

On October 10, 2012, we received working capital financing in the form of a $50,000 loan. The loan is due on demand and bears 16% annual interest.

On January 16, 2013 and February 27, 2013, the Company issued notes payable in the aggregate amount of $100,000. The notes bore interest at 16% per annum and were due on demand. The note was used for working capital purposes.

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

Between June 13, 2013 and July 13, 2013, the Company issued notes payable aggregating to $140,000. The notes bore interest at 16% per annum and were payable on demand. The Company had the right at any time to pay all or portion of the principal amount without notice or penalty. The notes were used for working capital purposes.

On December 30, 2013, in connection with the Stock Purchase Agreement (see Note 1), Tuscan consented to the assignment and assumption of all obligations and amounts (including accrued interest) due pursuant to three promissory notes issued on October 10, 2012, January 16, 2013 and February 27, 2013 with a total amount of $150,000.  All of the note holders have signed consents to such assignments to Tuscan, and therefore, the Company is no longer indebted for such amounts due thereunder.  Additionally, as consideration of the transfer of all of the issued and outstanding shares of common stock of Inti Holdings to Tuscan, Tuscan has released and cancelled three promissory notes in which Tuscan had loaned the Company a total of $915,000. As a result, promissory notes in an aggregate amount of $1,065,000 have been cancelled and the Company has satisfied its obligations under these notes. Consequently, on December 30, 2013, Inti Holdings is no longer a subsidiary of the Company and no longer holds any ownership interest in Rae Wallace. The Company intends to discontinue its efforts on mining and mineral business.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the years ended December 31, 2013 and 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Results of Operations

For the year ended December 31, 2013 and for the year ended December 31, 2012, we had revenues of $0 and $0, respectively.   Cost of sales was $0 and $0 for the year ended December 31, 2013 and 2012, respectively. The historical revenues and cost of sales were reclassified to discontinued operations due to the disposition of the subsidiary and the change in business.

Operating Expenses were $287,553 for the year ended December 31, 2013, as compared to $160,778 for the year ended December 31, 2012. The increase in expenses was mainly a result of an increase in professional, consulting fees and travel expenses.

For the year ended December 31, 2013 and for the year ended December 31, 2012, we incurred a net loss of continuing operations $363,683 and $162,443, respectively.

For the year ended December 31, 2013 and for the year ended December 31, 2012, we incurred a loss from discontinued operations $124,166 and gain from discontinued operations $26,690, respectively.

Liquidity and Capital Resources

As of December 31, 2013, our current assets were $17,094 and our current liabilities were $20,539, resulting in working capital deficit of $3,445. We have been funding our operations through the issuance of notes payable and through the sale of our common stock for operating capital purposes.

Operating Activities

For the year ended December 31, 2013, net cash flows used in operating activities was $361,301 and was primarily attributable to our gain from sale of discontinued operations of $463,622, depreciation and amortization of $21,926, shares issued for services of $39,380 and offset mainly by changes in accounts payable and accrued expenses of $50,998.

For the year ended December 31, 2012, net cash flows used in operating activities was $130,629 and was primarily attributable to our net loss of $135,753, offset by total changes in assets and liabilities of $5,124 due to an increase in deferred offering cost of $19,500, and decrease in accounts payable and accrued liabilities of $14,376.

Investing Activities

Net cash flows used in investing activities were $700,000 for the year ended December 31, 2013.  We used $700,000 of cash related to the acquisition of Rae Wallace.

Financing Activities

Net cash flows provided by financing activities were $1,076,049 for the year ended December 31, 2013. We received net proceeds from issuance of notes payable and loans of $1,063,093, received net proceeds from issuance of notes payable – related party of $12,956.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the years ended December 31, 2013 and 2012. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of December 31, 2013, we had $17,094 available in cash.

Contractual Obligations

We do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sanborn Resources, Ltd.

West Palm Beach, Florida

We have audited the accompanying balance sheets of Sanborn Resources, Ltd., (formerly Universal Tech Corp.), (a Delaware corporation in the development stage) as of December 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and for the period from Inception (May 17, 2011) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanborn Resources, Ltd. (formerly Universal Tech Corp.). as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period from Inception (May 17, 2011) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred net loss of $24,227 for the year ended December 31, 2013 and accumulated deficit of $160,171 as of December 31, 2013. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ L.L. Bradford, CPA

L.L. Bradford, CPA

Las Vegas, Nevada

March 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sanborn Resources, Ltd.

West Palm Beach, Florida

We have audited the accompanying balance sheets of Sanborn Resources, Ltd., (formerly Universal Tech Corp.), (a Delaware corporation in the development stage) as of December 31, 2012 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012, and for the period from Inception (May 17, 2011) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanborn Resources, Ltd. (formerly Universal Tech Corp.). as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from Inception (May 17, 2011) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

March 14, 2013

SANBORN RESOURCES, LTD.
(Formerly known as Universal Tech Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	December 31,
	2013	2012

Current Assets:
Cash and cash equivalents	$17,094	$2,346

Total Assets	$17,094	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$20,539	$19,037
Notes payable	-	50,000

Total Current Liabilities	20,539	69,037

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share, 20,000,000 shares	-	-
authorized; no shares issued and outstanding at December 31, 2013 and 2012, respectively
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized; 42,381,281 and 240,000,000 shares issued and
outstanding as of December 31, 2013 and 2012, respectively	4,238	24,000
Additional paid-in capital	152,488	45,253
Accumulated deficit during development stage	(160,171)	(135,944)

Total stockholders' deficit	(3,445)	(66,691)

Total Liabilities and Stockholders' Deficit	$17,094	$2,346

The accompanying notes are an integral part of the consolidated financial statements

SANBORN RESOURCES, LTD.
(Formerly known as Universal Tech Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			May 17, 2011
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating Expenses:
Professional fees	205,649	101,568	311,868
Compensation expense	61,600	-	61,600
Consulting fees	-	24,700	24,700
Travel	-	19,920	19,920
General and administrative	20,304	14,590	38,594

Total operating expenses	287,553	160,778	456,682

Net loss from operations	(287,553)	(160,778)	(456,682)

Other Expenses
Interest expense	(76,130)	(1,665)	(77,795)

Total other expenses	(76,130)	(1,665)	(77,795)

Loss from continuing operations before provision for income taxes	(363,683)	(162,443)	(534,477)

Provision for Income Taxes	-	-	-

Loss from continuing operations	(363,683)	(162,443)	(534,477)

Gain on sale of subsidiary	463,622	-	463,622
Gain (Loss) from discontinued operations	(124,166)	26,690	(89,316)

Net Loss	$(24,227)	$(135,753)	$(160,171)

Basic earnings (loss) per common share:
Net loss from continuing operations	$(0.00)	$(0.00)
Net income from discontinued operations	0.00	0.00
	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	113,713,036	231,803,279

The accompanying notes are an integral part of the consolidated financial statements

SANBORN RESOURCES, LTD.
(Formerly known as Universal Tech Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit
	Common stock		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	(Deficit)

Balance, May 17, 2011 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash ($0.015/share)	200,000,000	20,000	10,000	-	30,000

Net loss for the period	-	-	-	(191)	(191)

Balance, December 31, 2011	200,000,000	20,000	10,000	(191)	29,809

Common stock issued for cash ($0.10/share)	40,000,000	4,000	16,500	-	20,500

Contributed capital	-	-	18,753	-	18,753

Net loss for the period	-	-	-	(135,753)	(135,753)

Balance, December 31, 2012	240,000,000	24,000	45,253	(135,944)	(66,691)

Cancellation of common stock	(199,750,000)	(19,975)	19,975	-	-

Common stock issued for services	444,444	44	19,955	-	19,999

Common stock issued for accrued legal fees	484,512	48	19,332	-	19,380

Common stock issued for debt conversion	1,202,325	120	47,973	-	48,093
					-
Net income for the period	-	-	-	(24,227)	(24,227)

Balance, December 31, 2013	42,381,281	$4,238	$152,488	$(160,171)	$(3,445)

The accompanying notes are an integral part of the consolidated financial statements

SANBORN RESOURCES, LTD. (Formerly known as Universal Tech Corp.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

			May 17, 2011
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,227)	$(135,753)	$(160,171)
Adjustments to reconcile net loss to net cash
provided by (used in) by operating activities:
Depreciation and amortization	21,926	-	21,926
Shares issued for services	39,380	-	39,380
Loss on foreign currency	4,124	-	4,124
Gain from sale of discontinued operations	(463,622)	-	(463,622)
Changes in operating assets and liabilities:
Trade and other receivables	9,353	-	9,353
Prepaid and other assets	767	-	767
Deferred offering costs	-	19,500	-
Accounts payable and accrued expenses	50,998	(14,376)	70,035

Net Cash Used in Operating Activities	(361,301)	(130,629)	(478,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(10,000)	-	(10,000)
Payment received on note receivable	10,000	-	10,000
Cash used in acquisition	(700,000)	-	(700,000)

Net Cash Used in Investing Activities	(700,000)	-	(700,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,015,000	50,000	1,065,000
Proceeds from notes payable - related party	12,956	-	12,956
Proceeds from loans	48,093	-	48,093
Contributed capital	-	18,753	18,753
Proceeds from the sale of common stock	-	20,500	50,500

Net Cash Provided by Financing Activities	1,076,049	89,253	1,195,302

Net Increase (decrease) in Cash	14,748	(41,376)	17,094

Cash - Beginning of Year	2,346	43,722	-

Cash - End of Year	$17,094	$2,346	$17,094

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued for services	$39,380	$-	$39,380
Common stock issued for conversion of note payable	$48,093	$-	$48,093
Notes payable assumed in connection with sale of subsidiary	$1,065,000	$-	$1,065,000

The accompanying notes are an integral part of the consolidated financial statements

SANBORN RESOURCES, LTD.

(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On April 17, 2013 and effective on April 3, 2013, Inti Holdings Limited (“Inti Holdings”), a corporation incorporated on January 8, 2013 pursuant to the laws of the Cayman Islands (“Inti Holdings”), and a newly formed wholly owned subsidiary of the Company, purchased 100% of the outstanding capital stock of  Rae Wallace Peru S.A.C., a corporation formed under the laws of Peru (“Rae Wallace”), pursuant to the terms of a Share Purchase Agreement by and among Inti Holdings, Rae Wallace and Rae-Wallace Mining Company and George Cole, the sole shareholders of Rae Wallace (the “Rae Wallace Shareholders, and the agreement, the “Share Purchase Agreement”).  In consideration for the acquisition of Rae Wallace, Inti Holdings paid the Rae Wallace Shareholders an aggregate purchase price of $700,000. Rae Wallace is the owner of certain properties and mineral rights located in Peru.  Certain of these properties are subject to third party royalty payments from the sale or disposition of all minerals produced by such covered properties. Following the acquisition, the Company discontinued its marketing and sale of art business and had intended to focus its efforts on mining and minerals in Peru.

Effective December 30, 2013, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company transferred all of its shareholdings of its wholly owned subsidiary, Inti Holdings, to Tuscan Capital, Ltd., a corporation formed under the laws of the Cayman Islands (“Tuscan”). Pursuant to the Agreement, as partial consideration for the Company’s transfer of all of the issued and outstanding shares of common stock of Inti Holdings, Tuscan consented to the assignment and assumption of all obligations and amounts due pursuant to three promissory notes in which the Company borrowed a total of $150,000.  All of the note holders have signed consents to such assignments to Tuscan, and therefore, the Company is no longer indebted for such amounts due thereunder.  Additionally, as consideration of the transfer of all of the issued and outstanding shares of common stock of Inti Holdings to Tuscan, Tuscan has released and cancelled three promissory notes in which Tuscan had loaned the Company a total of $915,000. As a result, promissory notes in an aggregate amount of $1,065,000 have been cancelled and the Company has satisfied its obligations under these notes. Consequently, on December 30, 2013, Inti Holdings is no longer a subsidiary of the Company and no longer holds any ownership interest in Rae Wallace. The Company intends to discontinue its efforts on mining and mineral business.

Basis of Presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

SANBORN RESOURCES, LTD.

(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’ account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At December 31, 2013 and 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

SANBORN RESOURCES, LTD.
(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

The carrying amounts reported in the balance sheet for accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008.  ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred and has been included in the loss from discontinued operations as a result of the sale of Inti Holdings (see Note 1). The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. The Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. ASC 930-805, “Extractive Activities-Mining: Business Combinations”, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets for the years ended December 31, 2013 and 2012.

SANBORN RESOURCES, LTD.

(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s former subsidiary, Rae Wallace, is Peruvian Nuevo Sol (“PEN”), the official currency of Peru. Capital accounts of Rae Wallace are translated into United States dollars from PEN at their historical exchange rates when the capital transactions occurred. Assets and liabilities were translated at the exchange rates as of the balance sheet dates. Income and expenditures were translated at the average exchange rates for the period from acquisition date to December 30, 2013, the date of disposal of Rae Wallace (see Note 1). On December 30, 2013, the Company ceased its operations in Peru. During the year ended December 31, 2013, the Company recognized realized foreign currency translation loss of $58,155 related to the Company’s former subsidiary, Rae Wallace, as reflected in the accompanying statement of operations.

A summary of the conversion rates for the periods presented is as follows:

December 30, 2013
Period end PEN: U.S. dollar exchange rate	2.8433
Average for the period from acquisition date to December 30, 2013 (the date of disposal) PEN: U.S. dollar exchange rate	2.7420

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2013 and 2012.

SANBORN RESOURCES, LTD.

(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2013 are not expected to have a material impact on the Company’s financial position or results of operations.

SANBORN RESOURCES, LTD.

(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a stockholders’ deficit and accumulated deficit of $3,445 and $160,171, respectively, as of December 31, 2013, negative cash flows from operating activities and net loss of $361,301 and $24,227, respectively, for the year ended December 31, 2013. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

The purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

SANBORN RESOURCES, LTD.
(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 4 – ACQUISITION

At April 3, 2013
Consideration:
Cash	$700,000

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	101,364
Property, plant and equipment	25,410
Mineral rights	287,478
Financial liabilities	(123,754)
Goodwill	409,502

Net purchase price	$700,000

NOTE 5 – DISCONTINUED OPERATIONS

Following the acquisition pursuant to the Share Purchase Agreement (see Note 4), the Company decided to discontinue its marketing and sale of art business.  Additionally, on December 30, 2013 following the sale of the Company’s former subsidiary, Inti Holdings (see Note 1), the Company intends to discontinue its efforts on mining and mineral business. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

The following table indicates selected financial data of the Company’s discontinued operations of its mining and mineral business in 2013 and marketing and sale of art business in 2012.

	For the Years Ended December 31,
	2013	2012
Revenues	$-	$78,500
Cost of revenues	-	51,810
Gross profit	-	26,690
Operating and other non-operating expenses	(124,166)	-
Income (loss) from discontinued operations	$(124,166)	$26,690

For the year ended December 31, 2013, the Company recorded a gain from the sale of its subsidiary, Inti Holdings, as follows:

Consideration received in connection with the Stock Purchase Agreement :
Assignment and release of notes payable (see Note 1)	$1,065,000
Assignment and release of accrued interest for notes payable (see Note 1)	77,796
Total consideration received	1,142,796

Less: net liabilities of former subsidiary on December 30, 2013	679,174
Gain from sale of discontinued operations, net of tax	$463,622

SANBORN RESOURCES, LTD.

(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 6 – LOANS AND NOTES PAYABLE

Loans Payable

Between October 2013 and December 2013, the Company received gross proceeds from loans in the aggregate amount of $48,093 from an unrelated party. The loans were non-interest bearing and were due on demand. The loans were used for working capital purposes. In December 2013, the Company issued 1,202,325 shares of its common stock in connection with the conversion of these loans amounting to $48,093. The Company valued these common shares at the fair value based on quoted market price on the date of grant of $0.04 per common share.

Notes Payable

On October 10, 2012, the Company issued a note payable amounting to $50,000. The note bore interest at 16% per annum and was due on demand. The note was used for working capital purposes.

On January 16, 2013 and February 27, 2013, the Company issued notes payable in the aggregate amount of $100,000. The notes bore interest at 16% per annum and were due on demand. The note was used for working capital purposes.

On April 10, 2013, the Company issued a note payable amounting to $775,000. The note bore interest at 8% per annum and was due after thirteen months, unless extended by the holder. This note may be accelerated upon the sale of any equity or equity-linked securities in the minimum amount of $1,000,000 net proceeds to the Company. The proceeds of this note were used for the acquisition of Rae Wallace and working capital purposes.

Between June 13, 2013 and July 13, 2013, the Company issued notes payable aggregating to $140,000. The notes bore interest at 16% per annum and were payable on demand. The Company had the right at any time to pay all or portion of the principal amount without notice or penalty. The notes were used for working capital purposes.

On December 30, 2013, in connection with the Stock Purchase Agreement (see Note 1), Tuscan consented to the assignment and assumption of all obligations and amounts (including accrued interest) due pursuant to three promissory notes issued on October 10, 2012, January 16, 2013 and February 27, 2013 with a total amount of $150,000.  All of the note holders have signed consents to such assignments to Tuscan, and therefore, the Company is no longer indebted for such amounts due thereunder.  Additionally, as consideration of the transfer of all of the issued and outstanding shares of common stock of Inti Holdings to Tuscan, Tuscan has released and cancelled three promissory notes (including accrued interest) in which Tuscan had loaned the Company a total of $915,000 issued on April 10, 2013, June 13, 2013 and July 13, 2013.

At December 31, 2013 and 2012, notes payable amounted to $0 and $50,000, respectively, and accrued interest payable, which is included in accounts payable and accrued expenses amounted to $0 and $1,666 respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On May 18, 2011, the Company sold 150,000,000 shares of common stock to a former director of the Company for gross proceeds of $22,500, at a price of $0.00015 per share.

On May 23, 2011, the Company sold 50,000,000 post-split shares of common stock to the former secretary of the Company for gross proceeds of $7,500, at a price of $0.00015 per share.

SANBORN RESOURCES, LTD.

(Formerly known as Universal Tech Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

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

In October 2013, the Company issued 333,333 shares of its common stock to the former Chief Executive Officer for services rendered. The Company valued these common shares at the fair value based on quoted market price on the date of grant of $0.045 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $15,000 during the year ended December 31, 2013.

In October 2013, the Company issued 111,111 shares of its common stock to a consultant for administrative services rendered. The Company valued these common shares at the fair value based on quoted market price on the date of grant of $0.045 per common share. In connection with the issuance of these common shares, the Company recorded stock based professional fees of $4,999 during the year ended December 31, 2013.

In December 2013, the Company issued 484,512 shares of its common stock to a consultant for accrued legal fees. The Company valued these common shares at the fair value based on quoted market price on the date of grant of $0.04 per common share. In connection with the issuance of these common shares, the Company reduced accrued expenses of $19,380.

In December 2013, the Company issued 1,202,325 shares of its common stock in connection with the conversion of loans amounting to $48,093. The Company valued these common shares at the fair value based on quoted market price on the date of grant of $0.04 per common share.

NOTE 8 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $24,227 for income tax purposes for the year ended December 31, 2013. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

SANBORN RESOURCES, LTD.

(FORMERLY UNIVERSAL TECH CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 8 – INCOME TAXES (continued)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	December 31, 2013	December 31, 2012
U.S “expected” income tax	$(8,237)	$(46,156)
State income taxes, net of benefit	(1,211)	(6,788)
Permanent differences :
Stock based compensation and consulting	39,380

Change in valuation allowance	(29,932)	52,944
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

Deferred tax assets:	December 31, 2013	December 31, 2012
Net operating loss carryover	23,012	52,944
Less: valuation allowance	(23,012)	(52,944)
Net deferred tax asset	$ -	$ -

The valuation allowance at December 31, 2013 was $23,012.  The decrease during 2013 was $29,932.   The Company has identified its federal income tax return as its major tax jurisdiction.  The fiscal 2012 and 2013 years are still open for examination.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – SUBSEQUENT EVENTS

In January 2014, the Company issued 200,000 shares of its common stock to a consultant for legal services rendered in January 2014. The Company valued these common shares at the fair value based on quoted market price on the date of grant of $0.04 per common share. In connection with the issuance of these common shares, the Company recorded legal fees of $8,000.

In January 2014, the Company issued 93,100 shares of its common stock in connection with the conversion of loans amounting to $3,724. The Company valued these common shares at the fair value based on quoted market price on the date of grant of $0.04 per common share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of December 31, 2013, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

Name	Age	Position
Kristian Andresen	41	Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer
James Davidson	65	Former Chief Executive Officer, Director
Adam Wasserman	48	Former Chief Financial Officer
Avinoam Cohen	39	Former President, Former Chief Executive Officer, Former Treasurer and Former Director
Anna Irena De Vincenz	51	Former Secretary and Former Director

Kristian Andresen.  Mr. Andresen has been our Secretary and Director since July 18, 2011.  From that date to October 25, 2013, Mr. Andresen was our CEO, CFO and President. Prior to joining us, Mr. Andresen was an officer and director of Respect Your Universe, Inc. from 2008 to 2012. Mr. Andresen currently serves as officer and director of Sanborn Resources Ltd, an SEC reporting company.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2013, all executive officer compensation was determined by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no equity securities registered under Section 12 of the Exchange Act, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

2013 and 2012 Summary Compensation Table

The following table summarizes, for the period from Inception (May 17, 2011) to December 31, 2011 and the fiscal yeara ended December 31, 2013 and 2012, the annual and long-term compensation paid to (1) each person who served as our principal executive officer during fiscal 2013 and 2012 and (2) our two most highly compensated executive officers as of December 31, 2013 and 2012 with compensation during fiscal 2013 and 2012 of $100,000 or more (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Kristian Andresen, Chief Executive Officer, President, Secretary, Treasurer and Director (2)	2013	-	-	-
James Davidson, Former Chief Executive Officer and Former Director (1)	2013
	2012	21,000	-	21,000
Avinoam Cohen, Former Chief Executive Officer, Former President, Former Treasurer and Former Director (1)	2013
	2012	-	-	-

(1)

On November 3, 2013, Mr. Davidson and Mr. Cohen resigned.

(2)

On November 3, 2013, Mr. Andreson was appointed.

Agreements with Executive Officers

None.

2013 Outstanding Equity Awards at Fiscal Year End

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 25, 2014 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Sanborn Resources, Ltd., 777 South Flagler Drive, Suite 800 - West Tower, West Palm Beach, FL 33401.  As of March 25, 2014, we had 42,674,381 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
Kristian Andresen	-	-
James Davidson	583,333	1.37%
Adam Wasserman	-	-
Officers and Directors as a group (Two persons former officers and directors)	583,333	1.37%

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 25, 2014. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

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

	Year Ended December 31,
	2013	2012
Audit Fees (1)	$22,000	$10,500
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$250
Total Fees	$22,000	$10,750

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.

(2)

   Audit-related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.

(3)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.

Pre-Approval Policies and Procedures.  All audit and non-audit services for the fiscal years ended December 31, 2012 and 2013 were pre-approved by the board of directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011)
3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
10.1	Form of Note issued on October 10, 2012 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2012
10.2	Form of Note issued on February 26, 2013 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2012)
10.4	Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2013)
10.5	Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2014)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SANBORN RESOURCES LTD.

Date: March 25, 2014	By:	/s/ Kristian Andresen
Name: Kristian Andresen
Title: Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Kristian Andresen	Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2014
Kristian Andresen

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011)
3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
10.1	Form of Note issued on October 10, 2012 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2012
10.2	Form of Note issued on February 26, 2013 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013)
10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2012)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

