Form 10-Q
period 2014-03-31
Sanborn Resources, Ltd.
filed 2014-05-19
CIK 1530874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-177209

SANBORN RESOURCES LTD.
(Name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-2400399 (IRS Employer Identification Number)

777 South Flagler Drive
Suite 800 - West Tower
West Palm Beach, FL 33401
(Address of principal executive office)

Phone number: (561) 515-6161
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No 

As of May 16, 2014, 42,674,381 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

SANBORN RESOURCES, LTD.
(FORMERLY UNIVERSAL TECH CORP.)
(A DEVELOPMENT STAGE COMPANY)

Financial Statements

SANBORN RESOURCES, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2014	2013
Current Assets:
Cash and cash equivalents	$1,173	$17,094

Total Assets	$1,173	$17,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$11,386	$20,539
Notes payable - related party	28,600	-

Total Current Liabilities	39,986	20,539

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share, 20,000,000 shares	-	-
authorized; no shares issued and outstanding at March 31, 2014 and
December 31, 2013, respectively
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized; 42,674,381 and 42,381,281 shares issued and
outstanding as of March 31, 2014 and December 31, 2013, respectively	4,531	4,238
Additional paid-in capital	163,919	152,488
Accumulated deficit during development stage	(207,263)	(160,171)

Total stockholders' deficit	(38,813)	(3,445)

Total Liabilities and Stockholders' Deficit	$1,173	$17,094

The accompanying notes are an integral part of the financial statements

SANBORN RESOURCES, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			May 17, 2011
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
Revenue	$-	$-	$-
Cost of goods sold	-	-	-

Gross profit	-	-	-

Operating Expenses:
Professional fees	41,259	19,783	353,127
Compensation expense	-	15,000	61,600
Consulting fees	-	-	24,700
Travel	31	4,301	19,951
General and administrative	5,802	14,314	44,396

Total operating expenses	47,092	53,398	503,774

Net loss from operations	(47,092)	(53,398)	(503,774)

Other Expenses
Interest expense	-	(4,340)	(77,795)

Total other expenses	-	(4,340)	(77,795)

Loss from continuing operations before provision for income taxes	(47,092)	(57,738)	(581,569)

Provision for Income Taxes	-	-	-

Loss from continuing operations	(47,092)	(57,738)	(581,569)

Gain on sale of subsidiary	-	-	463,622
Gain (loss) from discountinued operations, net of tax	-	-	(89,316)

Net Loss	$(47,092)	$(57,738)	$(207,263)

Basic earnings (loss) per common share:
Net loss from continuing operations	$(0.00)	$(0.00)
Net income from discontinued operations	-	0.00
	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	42,624,343	240,000,000

The accompanying notes are an integral part of the financial statements

SANBORN RESOURCES, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			May 17, 2011
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,092)	$(57,738)	$(207,263)
Adjustments to reconcile net loss to net cash
provided by (used in) by operating activities:
Depreciation and amortization	-		21,926
Shares issued for services	8,000	-	47,380
Loss on foreign currency	-	-	4,124
Gain from sale of discontinued operations	-	-	(463,622)
Changes in net assets and liabilities:
Trade and other receivables	-	-	9,353
Deferred offering costs	-	-	-
Prepaid expenses	-	(18,095)	767
Accrued interest payable	-	4,340	-
Accounts payable and accrued expenses	(5,429)	599	64,606

Net Cash Used in Operating Activities	(44,521)	(70,894)	(522,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	(10,000)	(10,000)
Payment received on note receivable	-	-	10,000
Cash acquired in acquisition	-	-	-
Cash used in acquisition	-	-	(700,000)

Net Cash Used in Investing Activities	-	(10,000)	(700,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	28,600	100,000	1,093,600
Proceeds from notes payable - related party	-	-	12,956
Proceeds from loans	-	-	48,093
Contributed capital	-	-	18,753
Proceeds from the sale of common stock	-	-	50,500

Net Cash Provided by Financing Activities	28,600	100,000	1,223,902

Net Increase (decrease) in Cash	(15,921)	19,106	1,173

Cash - Beginning of Year	17,094	2,346	-

Cash - End of Year	$1,173	$21,452	$1,173

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued for services	$8,000	$-	$47,380
Common stock issued for conversion of accounts payable	$3,724	$-	$3,724
Common stock issued for conversion of note payable	$-	$-	$48,093
Notes payable assumed in connection with sale of subsidiary	$1,065,000	$-	$2,130,000

The accompanying notes are an integral part of the financial statements

SANBORN RESOURCES, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of operations
The Company recently sold off its wholly owned subsidiary and is contemplating a change in business direction.

SANBORN RESOURCES, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of presentation
The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

Year end
The Company’s year end is December 31.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

SANBORN RESOURCES, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through May 2014 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the three months ended March 31, 2014 of $42,092.  As of March 31, 2014, the accumulated deficit was $207,263.  In addition, the Company’s activities during the six months ended September 30, 2013 have been financially sustained through equity financing.

SANBORN RESOURCES, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 –RELATED PARTY TRASACTIONS

During the three months ended March 31, 2014, the Company received a loan from a shareholder of the Company totaling $28,600.  The loan is due in one year and has a stated interest rate of 0% per annum.  The Company analyzed the imputed interest on this loan and has determined that it is immaterial and no interest has been recorded.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares of its $0.0001 par value preferred stock and 1,000,000,000 shares of its $0.0001 par value common stock.

Common stock
In January 2014, the Company issued 93,100 shares of common stock in exchange for the settlement of accounts payable totaling $3,724.

In January 2014, the Company issued 200,000 shares of common stock in exchange for legal services totaling $8,000.

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

Additional Equity Raises

As of March 31, 2014, we had approximately $1,173 in cash.  As a result, we are investigating alternative business opportunities.

During the three months ended March 31, 2014, the Company received a loan from a shareholder of the Company totaling $28,600.  The loan is due in one year and has a stated interest rate of 0% per annum.  The Company analyzed the imputed interest on this loan and has determined that it is immaterial and no interest has been recorded.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended March 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Results of Operations

For the three months ended March 31, 2014 and 2013, operating expenses were $47,092 and $53,398, respectively.

Operating expenses were $47,092 for the three months ended March 31, 2014, as compared to $53,398 for the three months ended March 31, 2013. The decrease in expenses was primarily attributable to an change in business direction

For the three months ended March 31, 2014 and 2013, we incurred a net loss of $47,092 and $57,738, respectively.  Our cumulative net loss during the period from May 17, 2011 (inception) through March 31, 2014 was $207,263.

Liquidity and Capital Resources

As of March 31, 2014, our current assets were $1,173 and our current liabilities were $39,986, resulting in working capital deficit of $38,813. We have been funding our operations through debt from a related party.

Operating Activities

For the three months ended March 31, 2014, net cash flows used in operating activities was $44,521 and was primarily attributable to our net loss of $47,092 add back by total changes in assets and liabilities of $5,429 due to a decrease in accounts payable of $5,429 and stock issued for services of $8,000. For the three months ended March 31, 2013, net cash flows provided by operating activities was $70,894 and was primarily attributable to our net loss of $57,738 add back by total changes in assets and liabilities of $13,156.

Investing Activities

Net cash flows used in investing activities were $0 for the three months ended March 31, 2014.

Financing Activities

Net cash flows provided by financing activities were $28,600 for the three months ended March 31, 2014. We received net proceeds from a loan;For the three months ended March 31, 2013, net cash provided by financing activities was $10,000 which was received from a loan.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2013. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of March 31, 2014, we had $1,173 available in cash.

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

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults upon Senior Securities

None

Item 4.                      Mine Safety Disclosures

Not applicable.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number	Description
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculations
101.DEF*	XBRL Taxonomy Extension Definitions
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SANBORN RESOURCES LTD.

Date: May 16, 2014	By:	/s/ Kristian Andresen
Name: Kristian Andresen Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)