Form 10-Q/A
period 2014-03-31
Sanborn Resources, Ltd.
filed 2014-05-19
CIK 1530874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for Sanborn Resources (“we” or the “Company”) for the quarterly period ended March 31, 2014, initially filed with the Securities and Exchange Commission on May 19, 2014, is being filed to report missing the word unaudited in the financials of the 10-Q.

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
BALANCE SHEETS UNAUDITED

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
STATEMENTS OF OPERATIONS UNAUDITED

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
STATEMENTS OF CASH FLOWS UNAUDITED

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

SANBORN RESOURCES LTD.

Date: May 19, 2014	By:	/s/ Kristian Andresen
Name: Kristian Andresen Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)