Form 10-Q
period 2014-06-30
Sanborn Resources, Ltd.
filed 2014-08-14
CIK 1530874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 31, 2014, 42,674,381 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

3

SANBORN RESOURCES, LTD.
CONDENSED BALANCE SHEETS
(unaudited)

ASSETS

	June 30,		December 31,
	2014		2013

Current Assets:
Cash and cash equivalents	$1,047		$17,094

Total Assets	$1,047		$17,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:		#
Accounts payable and accrued expenses	$19,393		$20,539
Notes payable - related party	28,600		-

Total Current Liabilities	47,993		20,539

Commitments and Contingencies	-		-

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share, 20,000,000 shares	-		-
authorized; no shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized; 42,674,381 and 42,381,281 shares issued and
outstanding as of June 30, 2014 and December 31, 2013, respectively	4,267		4,238
Additional paid-in capital	167,026		152,488
Common stock payable	7		-
Accumulated deficit	(218,246)		(160,171)

Total stockholders' deficit	(46,946)		(3,445)

Total Liabilities and Stockholders' Deficit	$1,047		$17,094

The accompanying notes are an integral part of the unaudited financial statements

SANBORN RESOURCES, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating Expenses:
Professional fees	6,330	97,366	47,589	117,149
Compensation expense	-	15,000	-	30,000
Consulting fees	-	122,865	-	122,865
Travel	-	-	31	-
General and administrative	4,653	31,026	10,455	49,641

Total operating expenses	10,983	266,257	58,075	319,655

Net loss from operations	(10,983)	(266,257)	(58,075)	(319,655)

Other Expenses
Interest expense	-	(18,476)	-	(22,816)

Total other expenses	-	(18,476)	-	(22,816)

Loss from continuing operations before provision for income taxes	(10,983)	(284,733)	(58,075)	(342,471)

Provision for Income Taxes	-	-	-	-

Loss from continuing operations	(10,983)	(284,733)	(58,075)	(342,471)

Gain on sale of subsidiary	-	-	-	-
Gain (loss) from discountinued operations, net of tax	-	-	-	-

Net Loss	$(10,983)	$(284,733)	$(58,075)	$(342,471)

Basic earnings (loss) per common share:
Net loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income from discontinued operations	-	0.00	-	0.00
	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	42,674,381	136,832,418	42,649,500	188,131,215

The accompanying notes are an integral part of the unaudited financial statements

SANBORN RESOURCES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,075)	$(342,471)
Adjustments to reconcile net loss to net cash
provided by (used in) by operating activities:
Depreciation and amortization	-	1,506
Shares issued for services	8,000	-
Loss on foreign currency	-	-
Gain from sale of discontinued operations	-	-
Changes in net assets and liabilities:
Trade and other receivables	-	(1,615)
Prepaid expenses	-	(2,983)
Accounts payable and accrued expenses	5,428	123,661

Net Cash Used in Operating Activities	(44,647)	(221,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	(10,000)
Payment received on note receivable	-	10,000
Cash acquired in acquisition	-	10,678
Cash used in acquisition	-	(750,265)

Net Cash Used in Investing Activities	-	(739,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	28,600	965,000
Proceeds from notes payable - related party	-	-
Proceeds from loans	-	-
Contributed capital	-	-
Proceeds from the sale of common stock	-	-

Net Cash Provided by Financing Activities	28,600	965,000

Effect of Exchange Rate Changes on Cash		(269)

Net Increase (decrease) in Cash	(16,047)	3,242

Cash - Beginning of Year	17,094	2,346

Cash - End of Year	$1,047	$5,588

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued for services	$8,000	$-
Common stock issued for conversion of accounts payable	$6,574	$-
Common stock issued for conversion of note payable	$-	$-
Notes payable assumed in connection with sale of subsidiary	$1,065,000	$-

The accompanying notes are an integral part of the unaudited financial statements

SANBORN RESOURCES, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sanborn Resources, Ltd., (the “Company”), was incorporated under the laws of the State of Delaware on May 17, 2011. The Company’s business was in the mining field and has discontinued its efforts in the mining and mineral business.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

Year end

The Company’s year-end is December 31.

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

SANBORN RESOURCES, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

On June 10, 2014, the FASB published Accounting Standards Update No. 2014-10 “ASU No. 2014-10”, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU No. 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU No. 2014-10 will be applied  retrospectively and will be effective for public business entities in interim and annual periods beginning after December 15, 2014. The requirements will be effective for nonpublic business entities for annual periods beginning after December 15, 2014, and interim and annual periods thereafter. However, both public and nonpublic entities will have additional time to adopt the amendments to ASC 810. Early adoption is permitted in all cases. We have applied ASU No. 2014-10 retrospectively by eliminating the inception to date column in our statements of operations and cash flows."

SANBORN RESOURCES, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the six months ended June 30, 2014 of $58,075.  As of June 30, 2014, the accumulated deficit was $218,246.  In addition, the Company’s activities during the six months ended June 30, 2014 have been financially sustained through equity financing.

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

NOTE 3 –RELATED PARTY TRASACTIONS

During the six months ended June 30, 2014, the Company received a loan from a shareholder of the Company totaling $28,600.  The loan is due in one year and has a stated interest rate of 0% per annum.  The Company analyzed the imputed interest on this loan and has determined that it is immaterial and no interest has been recorded.

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

In June 2014, the Company agreed to issue 71,250 shares of common stock in exchange for the settlement of accounts payable totaling $2,850.

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

Additional Equity Raises

As of June 30, 2014, we had approximately $1,047 in cash.  As a result, we are investigating alternative business opportunities.

During the six months ended June 30, 2014, the Company received a loan from a shareholder of the Company totaling $28,600.  The loan is due in one year and has a stated interest rate of 0% per annum.  The Company analyzed the

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended June 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

4

Results of Operations

Our business began on May 17, 2011. We are still in our development stage and have not generated revenues to date in connection with our current mining business.

For the Three and Six months ended June 30, 2014 and 2013

For the six months ended June 30, 2014, operating expenses were $58,075, as compared to $319,655 for the six months ended June 30, 2013. For the three months ended June 30, 2014, operating expenses were $10,983 as compared to $266,257 for the three months ended June 30, 2013. The decrease in operating expenses for the three and six month period were primarily attributable to the disposition of the subsidiary and the change in the Company’s business plan.

For the six months ended June 30, 2014 and 2013, we incurred a net loss of $58,075 and $342,471, respectively.  For the three months ended June 30, 2014 and 2013, we incurred a net loss of $10,983 and $284,733, respectively.  Our cumulative net loss during the period from May 17, 2011 (inception) through June 30, 2014 was $218,246.

Liquidity and Capital Resources

As of June 30, 2014, our current assets were $1,047 and our current liabilities were $47,993, resulting in working capital deficit of $46,946. We have been funding our operations through a related party.

Operating Activities

For the six months ended June 30, 2014, net cash flows used in operating activities was $44,647 and was primarily attributable to our net loss of $58,075 adjusted for the add back by total changes in assets and liabilities of $13,428 due to a decrease in accounts payable of $5,428 and stock issued for services of $8,000.  For the six months ended June 30, 2013, net cash flows provided by operating activities was $221,902 and was primarily attributable to our net loss of $342,471 add back by total changes in assets and liabilities of $120,569.

Investing Activities

Net cash flows used in investing activities were $0 for the six months ended June 30, 2014.

Financing Activities

Net cash flows provided by financing activities were $28,600 for the six months ended June 30, 2014 resulting from proceeds from notes payable.  For the six months ended June 30, 2013, net cash provided by financing activities was $965,000 which was received from proceeds from notes payable.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2013. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of June 30, 2014, we had $1,047 available in cash.

Contractual Obligations

We have no off-balance sheet arrangements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

5

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

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SANBORN RESOURCES LTD.

Date: August 14, 2014	By:	/s/ Kristian Andresen
Name: Kristian Andresen Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

8