Form 10-Q
period 2014-09-30
Sanborn Resources, Ltd.
filed 2014-11-19
CIK 1530874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 17, 2014, 42,674,381 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

3

SANBORN RESOURCES, LTD.
CONDENSED BALANCE SHEETS
(unaudited)

ASSETS

	September 30	December 31
	2014	2013

Current Assets:
Cash and cash equivalents	$ 873	$ 17,094
Total current assets	873	17,094

Total Assets	$ 873	$ 17,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 37,500	$ 20,539
Notes payable - related party	48,600	-
Total Current Liabilities	86,100	20,539

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2014
and December 31, 2013, respectively	-	-
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized; 42,674,381 and 42,381,281 shares issued and
outstanding as of September 30, 2014 and December 31, 2013, respectively	4,267	4,238
Additional paid-in capital	167,026	152,488
Common stock payable	7	-
Accumulated deficit	(256,527)	(160,171)
Total stockholders' deficit	(85,227)	(3,445)

Total Liabilities and Stockholders' Deficit	$ 873	$ 17,094

The accompanying notes are an integral part of the unaudited financial statements

SANBORN RESOURCES, LTD.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating Expenses:
Professional fees	600	5,277	48,189	122,426
Compensation expense	37,500	16,600	37,500	46,600
Mining concession fees	-	17,875	-	140,740
General and administrative	181	10,855	10,667	60,496

Total operating expenses	38,281	50,607	96,356	370,262

Net loss from operations	(38,281)	(50,607)	(96,356)	(370,262)

Other Expenses
Other income	-	20,506	-	20,506
Interest expense	-	(26,586)	-	(49,402)

Total other expenses	-	(6,080)	-	(28,896)

Net loss from continuing operations before
provision for income taxes	(38,281)	(56,687)	(96,356)	(399,158)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(38,281)	(56,687)	(96,356)	(399,158)
Unrealized foreign currency translation income (loss)	-	5,760	-	(42,818)

Comprehensive income (loss)	$ (38,281)	$ (107,614)	$ (96,356)	$ (441,976)
Basic earnings (loss) per common share:	(0.0009)	(0.0012)	$ (0.0023)	$ (0.0032)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	42,674,381	88,277,322	42,674,381	138,295,788

The accompanying notes are an integral part of the unaudited financial statements

SANBORN RESOURCES, LTD. CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (96,356)	$ (399,158)
Adjustments to reconcile net loss to net cash
provided by (used in) by operating activities:
Depreciation and amortization	-	3,017
Shares issued for services	8,000	-
Taxes receivable	-	1,840
Management fees accrued	37,500	-
Changes in net assets and liabilities:
Prepaid expenses	-	974
Accounts payable and accrued expenses	(13,965)	116,293

Net Cash Used in Operating Activities	(64,821)	(277,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	(10,000)
Payment received on note receivable	-	10,000
Cash acquired in acquisition	-	10,678
Cash used in acquisition	-	(750,265)

Net Cash Used in Investing Activities	-	(739,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,015,000
Proceeds from notes payable - related party	48,600	-

Net Cash Provided by Financing Activities	48,600	1,015,000

Effect of Exchange Rate Changes on Cash	-	(726)

Net decrease in Cash	(16,221)	(2,346)

Cash - Beginning of Year	17,094	2,346

Cash - End of Year	$ 873	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued for services	$ 8,000	$ -
Common stock issued for conversion of accounts payable	$ 6,574	$ -
Notes payable assumed in connection with sale of subsidiary	$ 1,065,000	$ -

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

Stock-based compensation (continued)

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

SANBORN RESOURCES, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

On June 10, 2014, the FASB published Accounting Standards Update No. 2014-10 “ASU No. 2014-10”, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU No. 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU No. 2014-10 will be applied retrospectively and will be effective for public business entities in interim and annual periods beginning after December 15, 2014. The requirements will be effective for nonpublic business entities for annual periods beginning after December 15, 2014, and interim and annual periods thereafter. However, both public and nonpublic entities will have additional time to adopt the amendments to ASC 810. Early adoption is permitted in all cases. We have applied ASU No. 2014-10 retrospectively by eliminating the inception to date column in our statements of operations and cash flows.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the nine months ended September 30, 2014 of $96,356.  As of September 30, 2014, the accumulated deficit was $256,527.  In addition, the Company’s activities during the nine months ended September 30, 2014 have been financially sustained through equity financing and loans from related parties.

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

NOTE 3 –RELATED PARTY TRASACTIONS

During the nine months ended September 30, 2014, the Company received loans from a shareholder of the Company totaling $48,600.  The loan is due in one year and has a stated interest rate of 0% per annum.  The Company analyzed the imputed interest on this loan and has determined that it is immaterial and no interest has been recorded.

SANBORN RESOURCES, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

Additional Equity Raises

As of September 30, 2014, we had $873 in cash.  As a result, we are investigating alternative business opportunities.

During the nine months ended September 30, 2014, the Company received loans from a shareholder of the Company totaling $48,600.  The loans are due in one year and have a stated interest rate of 0% per annum.  The Company analyzed the imputed interest on this loan and has determined that it is immaterial and no interest has been recorded.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended September 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

For the Three and Nine months ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, operating expenses were $96,356, as compared to $370,962 for the nine months ended September 30, 2013. For the three months ended September 30, 2014, operating expenses were $38,281 as compared to $50,607 for the three months ended September 30, 2013. The decrease in operating expenses for the three and nine month periods were primarily attributable to the disposition of the subsidiary and the change in the Company’s business plan.

For the nine months ended September 30, 2014 and 2013, we incurred a net loss of $96,356 and $399,158, respectively.  For the three months ended September 30, 2014 and 2013, we incurred a net loss of $38,281 and $56,687, respectively.  Our cumulative net loss during the period from May 17, 2011 (inception) through September 30, 2014 was $256,527.

Liquidity and Capital Resources

As of September 30, 2014, our current assets were $873 and our current liabilities were $86,100, resulting in a working capital deficit of $85,227. We have been funding our operations through a related party.

Operating Activities

For the nine months ended September 30, 2014, net cash flows used in operating activities was $64,821 and was primarily attributable to our net loss of $96,356 adjusted for the add back by total changes in assets and liabilities of $45,500 due to a decrease in accounts payable of $13,965, stock issued for services of $8,000 and accrued management fees of $37,500.  For the nine months ended September 30, 2013, net cash flows provided by operating activities was $277,034 and was primarily attributable to our net loss of $399,158 add back by total changes in assets and liabilities of $122,124.

Investing Activities

Net cash flows used in investing activities were $0 for the nine months ended September 30, 2014.  For the nine months ended September 30, 2013 we used $750,265 less $10,678 of a note payable to acquire an acquisition which was subsequently disposed of, in December 2013.

Financing Activities

Net cash flows provided by financing activities were $48,600 for the nine months ended September 30, 2014 resulting from proceeds from notes payable.  For the nine months ended September 30, 2013, net cash provided by financing activities was $1,015,000 which was received from proceeds from notes payable.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended December 31, 2013. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of September 30, 2014, we had $873 available in cash.

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

SANBORN RESOURCES LTD.

Date: November 19, 2014	By:	/s/ Kristian Andresen
Name: Kristian Andresen Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

8